Form 10-Q
period 1998-03-31
SALEM COMMUNICATIONS CORP /CA/
filed 1998-05-15
CIK 1049664

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    (MARK ONE)
          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER 333-41733

                       SALEM COMMUNICATIONS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                77-0121400
                                             (I.R.S. EMPLOYER IDENTIFICATION
   (STATE OR OTHER JURISDICTION OF                       NUMBER)
   INCORPORATION OR ORGANIZATION)


                                                          93012
   4880 SANTA ROSA ROAD, SUITE 300                     (ZIP CODE)
        CAMARILLO, CALIFORNIA
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of May 1, 1998 there were 81,672 shares of common stock of Salem Communications Corporation outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SALEM COMMUNICATIONS CORPORATION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
COVER PAGE.............................................................     1
INDEX..................................................................     2
PART I--FINANCIAL INFORMATION..........................................     3
  Item 1. Financial Statements (Unaudited).............................     3
      Condensed Consolidated Balance Sheets as of December 31, 1997 and
       March 31, 1998..................................................     3
      Consolidated Statements of Operations for the three months ended
       March 31, 1997 and 1998.........................................     4
      Consolidated Statements of Cash Flows for the three months ended
       March 31, 1997 and 1998.........................................     5
      Notes to Condensed Consolidated Financial Statements.............     6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     7
PART II--OTHER INFORMATION.............................................    12
  Item 1. Legal Proceedings............................................    12
  Item 2. Changes in Securities........................................    12
  Item 3. Defaults upon Senior Securities..............................    12
  Item 4. Submission of Matters to a Vote of Security Holders..........    12
  Item 5. Other Information............................................    12
  Item 6. Exhibits and Reports on Form 8-K.............................    12
SIGNATURES.............................................................    16
EXHIBIT INDEX

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        SALEM COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                        DECEMBER 31  MARCH 31
                                                           1997        1998
                                                        ----------- -----------
                                                                    (UNAUDITED)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................  $  1,645    $  1,439
  Accounts receivable (less allowance for doubtful
   accounts of $1,249 in 1997 and $1,044 in 1998)......    12,227      11,330
  Other receivables....................................        81          55
  Prepaid expenses.....................................       640         918
  Prepaid income taxes.................................        48          30
  Deferred income taxes................................     2,254       2,528
                                                         --------    --------
Total current assets...................................    16,895      16,300
Property, plant and equipment, net.....................    36,638      37,491
Intangible assets, net.................................   120,083     117,811
Notes receivable from shareholders and accrued
 interest..............................................        94          94
Bond issue costs.......................................     4,907       5,027
Other assets...........................................     6,196       6,180
                                                         --------    --------
    Total assets.......................................  $184,813    $182,903
                                                         ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable.....................................  $  1,050    $    860
  Accrued expenses.....................................       476         499
  Accrued compensation and related.....................     1,381       1,453
  Accrued interest.....................................     3,804           2
  Income taxes.........................................       341         459
                                                         --------    --------
Total current liabilities..............................     7,052       3,273
Long-term debt.........................................   154,500     157,000
Deferred income taxes..................................    12,122      12,027
Other liabilities......................................       457         495
Shareholders' equity:
  Common stock, no par value; authorized 100,000
   shares; issued and outstanding 81,672 shares........     5,832       5,832
  Retained earnings....................................     4,850       4,276
                                                         --------    --------
    Total shareholders' equity.........................    10,682      10,108
                                                         --------    --------
    Total liabilities and shareholders' equity.........  $184,813    $182,903
                                                         ========    ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                       -----------------------
                                                          1997        1998
                                                       ----------- -----------
                                                       (UNAUDITED) (UNAUDITED)
Gross broadcasting revenue............................   $17,208     $19,459
Less agency commissions...............................     1,589       1,757
                                                         -------     -------
Net broadcasting revenue..............................    15,619      17,702
Operating expenses:
  Station operating expenses..........................     9,509       9,930
  Corporate expenses (including $200 in shareholder
   salaries in 1997 and 1998).........................     1,316       1,503
  Tax reimbursements to S corporation shareholders....       686         --
  Depreciation and amortization.......................     2,359       3,337
                                                         -------     -------
  Operating expenses..................................    13,870      14,770
                                                         -------     -------
Net operating income..................................     1,749       2,932
Other income (expense):
  Interest income.....................................        72         103
  Loss on disposal of assets..........................      (189)        (22)
  Interest expense....................................    (2,358)     (3,772)
  Other expense.......................................      (176)       (105)
                                                         -------     -------
Loss before income taxes..............................      (902)       (864)
Benefit for income taxes..............................      (170)       (290)
                                                         -------     -------
Net loss..............................................   $  (732)    $  (574)
                                                         =======     =======
Pro forma information (unaudited):
Loss before income taxes as reported above............   $  (902)    $  (864)
Add back tax reimbursements to S Corporation
 shareholders.........................................       686         --
                                                         -------     -------
Pro forma loss before income taxes....................      (216)       (864)
Pro forma benefit for income taxes....................       (86)       (290)
                                                         -------     -------
Pro forma net loss....................................   $  (130)    $  (574)
                                                         =======     =======

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss).....................................   $   (732)    $  (574)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization.......................      2,359       3,337
  Amortization of bank loan fees......................         52          11
  Amortization of bond issue costs....................        --          132
  Deferred income taxes...............................       (161)       (369)
  (Gain) loss on sale of assets.......................        189          22
Changes in operating assets and liabilities:
  Accounts receivable.................................        772         923
  Prepaid expenses and other current assets...........        (80)       (260)
  Accounts payable and accrued expenses...............        346      (3,897)
  Other liabilities...................................         15          38
  Income taxes........................................        --          118
                                                         --------     -------
    Net cash provided by (used in) operating
     activities.......................................      2,760        (519)
INVESTING ACTIVITIES
Capital expenditures..................................     (2,810)     (1,982)
Purchases of radio stations...........................    (15,014)        --
Deposits on radio station acquisitions................       (150)        --
Proceeds from disposal of property, plant and
 equipment and intangible assets......................         97          42
Other assets..........................................       (193)          5
                                                         --------     -------
    Net cash used in investing activities.............    (18,070)     (1,935)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes
 payable to shareholders..............................     50,160       6,000
Payments of long-term debt and notes payable to
 shareholders.........................................    (30,500)     (2,500)
Payments of bank loan fees............................       (735)        --
Payments of bond issue costs..........................        --         (252)
Repayments (additions) of shareholder notes and
 repayment of accrued interest receivable--net........     (1,872)     (1,000)
Distributions to shareholders.........................       (782)        --
                                                         --------     -------
    Net cash provided by financing activities.........     16,271       2,248
                                                         --------     -------
Net (decrease) increase in cash and cash equivalents..        961        (206)
Cash and cash equivalents at beginning of year........      1,962       1,645
                                                         --------     -------
Cash and cash equivalents at end of year..............   $  2,923     $ 1,439
                                                         ========     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..........................................   $  1,503     $ 7,381
    Income taxes......................................        --          --

                            See accompanying notes.

                       SALEM COMMUNICATIONS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

  Information with respect to the three months ended March 31, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (the "Company"), for the periods presented. The results of operations for the three month period are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Salem Communications Corporation and Subsidiaries' Special Financial Report filed pursuant to Rule 15d-2 promulgated under the Securities Exchange Act of 1934, as amended, under cover of Form 10-K for the year ended December 31, 1997.


NOTE 2. SUBSEQUENT EVENTS

  In April 1998, the Company agreed to purchase the assets of radio station KIEV-AM, Glendale, California, for $33.4 million, $30.4 million of which must be paid to the seller at closing. The remaining $3 million is for real estate and is not payable until 18 months after the date of closing. In May 1998, the Company agreed to purchase the assets of radio stations KTEK-AM, Houston, Texas and KYCR-AM, Minneapolis, Minnesota, for $2.7 million. The Federal Communications Commission must approve the assignments of the licenses for these radio stations to the Company before the purchases can be consummated. The Company anticipates that the purchases will close in August 1998. The purchases will be financed primarily by additional borrowings. The Company intends to amend its Credit Agreement with the banks to allow for such borrowings. The Company entered into Local Marketing Agreements for KTEK-AM and KYCR-AM in May 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following discussion of the financial condition and results of operations of the Salem Communications Corporation, a California corporation (the "Company"), should be read in conjunction with the consolidated financial statements and related notes thereto.

  The Company is a radio broadcast company that focuses on serving the religious/conservative listening audience. The Company's two primary businesses include the ownership and operation of religious format radio stations and the development and expansion of a national radio network (the "Network") offering talk programming, news and music to affiliated stations. At March 31, 1998, the Company owned and/or operated 43 stations concentrated in 28 geographically diverse markets across the United States.

  The Company was incorporated in California in 1986 in connection with a combination of most of the radio station holdings of the principal shareholders of the Company, Edward G. Atsinger III and Stuart W. Epperson (the "Principal Shareholders"). Each of the Principal Shareholders owned 50% of the Company's outstanding common stock. New Inspiration Broadcasting Company, Inc. ("New Inspiration"), the licensee of KKLA-FM, Los Angeles, and Golden Gate Broadcasting Company, Inc. ("Golden Gate"), the licensee of KFAX-AM, San Francisco, were owned by the Principal Shareholders and Mr. Epperson's wife, Nancy A. Epperson. New Inspiration and Golden Gate were both "S corporations," as that term in defined in the Internal Revenue Code of 1986, as amended. In August 1997, the Company, New Inspiration and Golden Gate effected a reorganization (the "Reorganization") pursuant to which New Inspiration and Golden Gate became wholly owned subsidiaries of the Company. The S corporation status of New Inspiration and Golden Gate was terminated in the Reorganization. As a result of the Reorganization the outstanding common stock of the Company is owned by Mr. Atsinger (50%), Mr. Epperson (36.8%) and Mrs. Epperson (13.2%).

  In September 1997, the Company issued and privately placed $150 million principal amount of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). In March 1998, the Company consummated an offer for all outstanding Notes (the "Old Notes"), which were subject to certain restrictions on transfer, in exchange for Notes registered pursuant to the Securities Act of 1933, as amended (the "New Notes") and thus not subject to such transfer restrictions (the "Exchange Offer"). Pursuant to the Exchange Offer, the $150 million in principal amount of New Notes were issued and like amount of the Old Notes were canceled. Reference in this report to the Notes includes both the New Notes and the Old Notes.

  The performance of a radio group, such as the Company, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as net broadcasting revenue less station operating expenses (excluding depreciation and amortization). EBITDA is defined as Broadcast Cash Flow less corporate expenses. Although Broadcast Cash Flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for the Company's results of operations presented on the basis of generally accepted accounting principles, the Company believes that Broadcast Cash Flow and EBITDA are useful because they are generally recognized by the radio broadcasting industry as a measure of performance and are used by analysts who report on the performance of broadcast companies.

  The principal sources of the Company's revenue are (i) the sale of block program time, both to national and local program producers, (ii) the sale of broadcast time on its radio stations for advertising, both to national and local advertisers, and (iii) the sale of broadcast time for advertising on the Network.

  The Company's revenue is affected primarily by the program and advertising rates its radio stations and the Network charge. Correspondingly, the rates for block program time are based upon the stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for on-air inventory, which in turn is based on the stations' and the Network's ability to produce results for its advertisers. Each of the Company's stations and the Network have a general pre-determined level of on-air inventory that it makes available for block programs and advertising, which may vary at different times of the day and tends to remain stable over time. Much of the Company's selling activity is based on demand for its radio stations' and the Network's on-air inventory.

  The Company's revenue and cash flow are also affected by the transition period experienced by stations acquired by the Company that previously operated with formats other than religious formats. During the transition period when the Company develops its program customer and listener base, such stations typically do not generate significant cash flow from operations. The Company's quarterly revenue varies throughout the year, as is typical in the radio broadcasting industry. Quarterly revenue from the sale of block program time does not tend to vary, however, since program rates are generally set annually.

  In the broadcasting industry, radio stations often utilize trade (or barter) agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, the Company generally enters into trade agreements only if the goods or services bartered to the Company will be used in the Company's business. The Company has minimized its use of trade agreements and has generally sold over 90% of its advertising time for cash. In addition, it is the Company's general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

  The primary operating expenses incurred in the ownership and operation of the Company's radio stations include employee salaries and commissions, and facility expenses (e.g., rent and utilities). The Company also incurs and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of stations, and due to existing borrowings and future borrowings. The Company's consolidated financial statements tend not to be directly comparable from period to period due to the Company's acquisition activity.

  The consolidated statements of operations of the Company for periods prior to August 13, 1997 include an operating expense called "tax reimbursements to S corporation shareholders." These amounts represent the income tax liability of the shareholders created by the income of New Inspiration and Golden Gate, which prior to the recent Reorganization were each S corporations. Management considers the nature of this operating expense to be essentially equivalent to an income tax provision and has excluded this expense from the calculation of Broadcast Cash Flow and EBITDA. Commencing August 13, 1997, pretax income of New Inspiration and Golden Gate is included in the Company's consolidated income tax return and in the Company's computation of the income tax provision included in its consolidated statement of operations.

RESULTS OF OPERATIONS

  Net Revenue. Net revenue increased approximately $2.1 million or 13.5% to $17.7 million for the quarter ended March 31, 1998 from $15.6 million for the same quarter of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements ("LMAs") entered into during 1997 provided approximately $147,000 of the increase. For stations and networks owned and operated over the comparable period in 1997 and 1998, net revenue improved approximately $1.9 million or 12.6% to $17.0 million in 1998 from $15.1 million in 1997 due primarily to increases in on-air inventory and improved selling efforts and to a lesser extent to program rate increases.

  Station Operating Expenses. Station operating expenses increased approximately $421,000 or 4.4% to $9.9 million for the quarter ended March 31, 1998 from $9.5 million for the same quarter of the prior year. None of such increase was due to the inclusion of expenses from the acquisitions of radio stations and networks and expenses incurred for LMAs entered into during 1997. The 4.4% increase from 1997 to 1998 was primarily due to expenses incurred to produce the increased revenue in the periods, as described above.

  Broadcast Cash Flow. Broadcast Cash Flow increased approximately $1.7 million or 27.9% to $7.8 million for the quarter ended March 31, 1998 from $6.1 million for the same quarter of the prior year. As a percentage of net revenue, Broadcast Cash Flow increased to 43.9% for the quarter ended March 31, 1998 from 39.1% for the same quarter of the prior year. The increase is primarily attributable to the improved performance of stations acquired in 1996 and 1997 that previously operated with formats other than religious formats. These acquired and reformatted stations typically produce lower margins during the early phase of the transition period from a non-religious format to a religious format. Broadcast Cash Flow margins typically improve as the Company implements scheduled program rate increases and increases spot advertising on the stations.

  Corporate Expenses. Corporate expenses increased approximately $187,000 or 14.2% to $1.5 million for the quarter ended March 31, 1998 from $1.3 million for the same quarter of the prior year, primarily due to additional personnel and overhead costs associated with station and network acquisitions in 1996 and 1997.

  EBITDA. EBITDA increased approximately $1.5 million or 31.3% to $6.3 million for the quarter ended March 31, 1998 from $4.8 million for the same quarter of the prior year.

  Tax Reimbursements to S Corporation Shareholders. There were no tax reimbursements to S corporation shareholders for the quarter ended March 31, 1998 because of the Reorganization which took place in August 1997. New Inspiration and Golden Gate became wholly-owned subsidiaries of the Company in August 1997 pursuant to the Reorganization. The S corporation status of New Inspiration and Golden Gate was terminated in the Reorganization.

  Depreciation and Amortization. Depreciation and amortization expense increased approximately $900,000 or 37.5% to $3.3 million for the quarter ended March 31, 1998 from $2.4 million for the same quarter of the prior year, primarily due to radio station and network acquisitions consummated during 1997.

  Other Income (Expense). Interest income and loss on disposal of assets were essentially unchanged for the first quarter of 1998 compared to the same period in 1997. Interest expense increased approximately $1.4 million or 58.3% to $3.8 million for the quarter ended March 31, 1998 from $2.4 million for the same quarter of the prior year, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997. Other expense was essentially unchanged for the first quarter of 1998 compared to the same period in 1997.

  Benefit for Income Taxes. Income tax benefit as a percentage of loss before income taxes (i.e., effective tax rate) was (33.6)% for the quarter ended March 31, 1998 and (18.9)% for same quarter of the prior year. For the quarter ended March 31, 1997, the effective tax rate may differ from the federal statutory income tax rate of 34.0% because of the effect of state income taxes and the exclusion of federal income taxes relating to the S corporations. The decrease in the effective tax rate for the quarter ended March 31, 1998 as compared to the same quarter of the prior year is primarily due to a decrease in state income taxes.

  Net Loss. The Company recognized a net loss of approximately ($574,000) for the quarter ended March 31, 1998, compared to a net loss of approximately ($732,000) for the same quarter of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The decrease in accounts receivable from December 31, 1997 to March 31, 1998 is due to increased collections during the first quarter of 1998. The decrease in accrued interest from December 31, 1997 to March 31, 1998 is due to the payment of interest on the Notes on March 31, 1998.

  In the past, the Company principally financed acquisitions of radio stations through borrowings, including borrowings under credit agreements with banks, and, to a lesser extent, from cash flow from operations and selected asset dispositions. In September 1997, the Company used the net proceeds from the sale of the Notes to repay substantially all of its outstanding indebtedness under a line of credit agreement, at which time such facility was canceled and the Company entered into the current Credit Agreement.

  The Company anticipates funding future acquisitions from operating cash flow and borrowings, including borrowings under the Company's existing credit agreement with certain financial institutions (the "Credit Agreement"). At March 31, 1998, $6.0 million was outstanding under the Company's Credit Agreement. The maximum amount that the Company may borrow under the Credit Agreement is limited by the Company's debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the Credit Agreement (the "Adjusted Debt to Cash Flow Ratio"). At March 31, 1998, the maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement was 7.0 to 1. The Company's ability to borrow for the purpose of acquiring a radio station is further limited by the Credit Agreement in that the Company may not borrow for an acquisition if the Adjusted Debt to Cash Flow Ratio is greater than 6.0 to
1. At March 31, 1998, the Adjusted Debt to Cash Flow Ratio was 5.55 to 1, resulting in total borrowing availability of approximately $32.8 million, approximately $20.3 of which can currently be used for radio station acquisitions. In addition to debt service requirements under the Credit Agreement, the Company is required to pay approximately $14.3 million per annum in interest on the Notes.

  The Credit Agreement contains certain additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, among other things, and with certain exceptions, limits the Company's ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make certain investments or loans and change the nature of its business. The Credit Agreement also requires the satisfaction by the Company of certain financial covenants, which will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described above (not greater than 7.0 to 1 at March 31, 1998), minimum interest coverage (not less than 1.25 to 1 at March 31, 1998), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1).

  In April 1998, the Company agreed to purchase the assets of radio station KIEV-AM, Glendale, California, for $33.4 million, $30.4 million of which must be paid to the seller at closing, which the Company anticipates will occur in late August 1998. The remaining $3 million is for real estate and is not payable until 18 months after the date of closing. In May 1998, the Company agreed to purchase the assets of radio stations KTEK-AM, Houston, Texas and KYCR-AM, Minneapolis, Minnesota, for $2.7 million. The Company intends to borrow approximately $33.1 million under the Credit Agreement to finance these acquisitions. To permit such borrowings, certain provisions of the Credit Agreement will have to be waived and others amended. Specifically, the banks which are party to the Credit Agreement will have to waive the covenant restricting borrowings for acquisitions when the Adjusted Debt to Cash Flow Ratio exceeds 6.0 to 1. At March 31, 1998, assuming $33.1 million had been borrowed at such date to finance the acquisitions of KIEV-AM, KTEK-AM and KYCR-AM, the Adjusted Debt to Cash Flow Ratio would have been 6.29 to 1. In addition, the maximum leverage permitted (no greater than 6.25 to 1 from June 29, 1998 through December 30, 1998, and no greater than 5.75 to 1 from December 31, 1998 through December 30, 1999) will have to be increased slightly. The Company anticipates that such waiver and amendments will be permitted by the banks. The Company anticipates that amendments to the Credit Agreement will provide the Company with a total borrowing availability of approximately $11.6 million after the acquisitions of KIEV-AM, KTEK-AM and KYCR-AM. None of this amount will be available for radio station acquisitions. Management believes that cash flow from operations and borrowings under the Credit Agreement (as the Company anticipates the Credit Agreement will be amended) should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next twelve months.

  For the quarter ended March 31, 1998, net cash used in operating activities was $518,000 as compared to net cash provided by operating activities of $2.8 million for the quarter ended March 31, 1997. The decrease in 1998 as compared to 1997 is primarily due to the change in operating liabilities, specifically accrued interest.

  For the quarter ended March 31, 1998, net cash used in investing activities was $1.9 million as compared to $18.1 million for the quarter ended March 31, 1997. Cash used in investing activities in 1998 was primarily for capital expenditures for the Company's existing radio stations. Cash used in investing activities in 1997 was primarily for the acquisition of four radio stations and capital expenditures. Capital expenditures in 1997 were approximately $800,000 higher than the first quarter of 1998, primarily due to expenditures for stations acquired in 1997.

  For the quarter ended March 31, 1998, net cash provided by financing activities was $2.2 million as compared to $16.3 million for the quarter ended March 31, 1997. The decrease in 1998 as compared to 1997 is primarily due to financing station acquisition activity in 1997. The Company did not acquire any radio stations in the first quarter of 1998. Proceeds from long-term debt incurred in 1997 was partially offset by the $30.5 million payment of the note payable associated with the acquisition of KWRD-FM, Dallas.

YEAR 2000 COMPLIANCE

  The Company does not expect a significant disruption in operations or any significant expenditures as a result of computer software issues related to the year 2000. There can be no assurance, however, that material customers and vendors of the Company, financial services firms used by the Company, or the payment system in general will not experience a disruption in operations as a result of computer software issues related to the year 2000. If any such disruption were to occur, there can be no assurance it would not have a material adverse effect on the Company's business, financial condition or operations.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

  This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. The forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform to the Company's expectations and predictions is subject to a number of risks: general economic, market or business conditions; the opportunities (or lack thereof) that may be presented to and pursued by the Company; competitive actions by other companies; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain risks and other factors that may affect the Company's business and operating results, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

                          PART II--OTHER INFORMATION

                       SALEM COMMUNICATIONS CORPORATION

ITEM 1. LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries is a party to any material legal proceeding, other than ordinary routine litigation incidental to their consolidated business operations.

ITEM 2. CHANGES IN SECURITIES

  Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  The Company has not had a material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company or any of its significant subsidiaries exceeding 5 percent of the total assets of the Company and its consolidated subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS

    Set forth below is a list of exhibits included as part of this Quarterly
  Report:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  *3.01  Articles of Incorporation of the Company.
  *3.02  Bylaws of the Company.
  *4.01  Indenture between the Company, the Guarantors and The Bank of New
         York, as Trustee, dated as of September 25, 1997, relating to the Old
         Notes and the Notes, including form of Note.
  *4.02  Form of Note (filed as part of Exhibit 4.01).
  *4.03  Form of Note Guarantee (filed as part of Exhibit 4.01).
  +4.04  Credit Agreement, dated as of September 25, 1997, among the Company, the several Lenders from time to time parties thereto, and The Bank of
         New York, as administrative agent for the Lenders (previously filed as
         Exhibit 4.07).
  +4.05  Borrower Security Agreement, dated as of September 25, 1997, by and between the Company and The Bank of New York, as Administrative Agent
         of the Lenders (previously filed as Exhibit 4.08).
  +4.06  Subsidiary Guaranty and Security Agreement dated as of September 25,
         1997, by and between the Company, the Guarantors, and The Bank of New
         York, as Administrative Agent (previously filed as Exhibit 4.09).
 *10.01  Employment Agreement, dated as of August 1, 1997, between the Company and Edward G. Atsinger III.
 *10.02  Employment Agreement, dated as of August 1, 1997, between the Company and Stuart W. Epperson.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
 *10.03.01     Employment Contract, dated November 7, 1991, between the Company and Eric H. Halvorson.
 *10.03.02     First Amendment to Employment Contract, dated April 22, 1996, between the Company and Eric H. Halvorson.
 *10.03.03     Second Amendment to Employment Contract, dated July 8, 1997, between the Company and Eric H. Halvorson.
 *10.03.04     Deferred Compensation Agreement, dated November 7, 1991, between the Company and Eric H. Halvorson.
 *10.04.01     Employment Agreement, dated February 9, 1995, between Salem
               Radio Network Incorporated and Greg L Anderson.
 *10.04.02     Letter Agreement dated December 22, 1995, by Inspiration Media of Texas, Inc. re compensation of Greg L. Anderson under
               Employment Agreement with Salem Radio Network Incorporated.
 *10.04.03     First Amendment to Employment Agreement, dated August 1, 1997 between Salem Radio Network Incorporated and Greg R. Anderson.
 *10.05.01     Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-
               AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007.
 *10.05.02     Antenna/tower/studio lease between Caron Broadcasting, Inc.
               (WTSJ-AM/Cincinnati, Ohio) and Messrs. Atsinger and Epperson
               expiring 2007.
 *10.05.03     Antenna/tower lease between Caron Broadcasting, Inc. WHK-
               FM/Canton, Ohio) and Messrs. Atsinger and Epperson expiring
               2007.
 *10.05.04     Antenna/tower studio lease between Common Ground Broadcasting,
               Inc. (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and
               Epperson expiring in 2006.
 **10.05.05    Antenna/tower lease between Common Ground Broadcasting, Inc.
               (WHK-AM/Cleveland, Ohio) and Messrs. Atsinger and Epperson
               expiring 2008.
 **10.05.06    Antenna/tower lease (KFAX-FM/Hayward, California) and Salem
               Broadcasting Company, a partnership consisting of Messrs.
               Atsinger and Epperson, expiring in 2003.
 **10.05.07    Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-
               AM/San Bernardino, California) and Messrs. Atsinger and Epperson
               expiring 2002.
 **10.05.08    Antenna/tower lease between Inspiration Media, Inc. (KGNW-
               AM/Seattle, Washington) and Messrs. Atsinger and Epperson
               expiring in 2002.
 **10.05.09    Antenna/tower lease between Inspiration Media, Inc. (KLFE-
               AM/Seattle, Washington) and The Atsinger Family Trust and Stuart
               W. Epperson Revocable Living Trust expiring in 2004.
 **10.05.10    Antenna/tower lease between Oasis Radio, Inc. (KAVC-FM/Rosamond,
               California) and The Atsinger Family Trust under a lease expiring in 2002.
 **10.05.11.01 Antenna/tower/lease between Pennsylvania Media Associates, Inc.
               (WZZD-AM/WFIL-AM/ Philadelphia, Pennsylvania) and Messrs.
               Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.
 **10.05.11.02 Antenna/tower/studio lease between Pennsylvania Media
               Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia, Pennsylvania)
               and The Atsinger Family Trust and Stuart W. Epperson Revocable
               Living Trust expiring 2004.
 **10.05.12    Antenna/tower lease between Radio 1210, Inc. (KPRZ-
               AM/Olivenhain, California) and The Atsinger Family Trust
               expiring in 2002.
 **10.05.13    Antenna/tower lease between Salem Media Corporation (WYLL-
               FM/Arlington Heights, Illinois) and Messrs. Atsinger and
               Epperson expiring in 2002.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
 **10.05.14    Antenna/tower/studio leases between Salem Media Corporation
               (KLTX-AM/Long Beach and Paramount, California) and Messrs.
               Atsinger and Epperson expiring in 2002
 **10.05.15    Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-
               AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson
               expiring 2006.
 **10.05.16    Antenna/tower lease between Salem Media of Ohio, Inc. (WRFD-
               AM/Columbus, Ohio) and Messrs. Atsinger and Epperson expiring
               2002.
 **10.05.17.01 Studio Lease between Salem Media of Oregon. Inc. (KPDQ-
               AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J.
               Atsinger, Stuart W. Epperson and Nancy K. Epperson expiring
               2002.
 **10.05.17.02 Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-
               AM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson
               expiring 2002.
 **10.05.18    Antenna/tower lease between Salem Media of Pennsylvania, Inc.
               (WORD-FM/WPIT-AM/ Pittsburgh, Pennsylvania) and The Atsinger
               Family Trust and Stuart W. Epperson Revocable Living Trust
               expiring 2003.
 **10.05.19    Antenna/tower lease between Salem Media of Texas, Inc. (KSLR-
               AM/San Antonio, Texas) and Epperson-Atsinger 1983 Family Trust
               expiring 2007.
 **10.05.20    Antenna/tower lease between South Texas Broadcasting, Inc.
               (KENR-AM/KKHT-FM/ Houston-Galveston, Texas) and Atsinger Family
               Trust and Stuart W. Epperson Revocable Living Trust expiring
               2005.
 **10.05.21    Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-
               AM/Sacramento, California) and The Atsinger Family Trust and
               Stuart W. Epperson Revocable Living Trust expiring 2005.
 **10.06.01    Asset Purchase Agreement dated as of June 5, 1996 by and between
               Radio 94 of Phoenix Limited Partnership and Salem Media of
               Arizona, Inc. (KOOL-AM, Phoenix, Arizona).
 **10.06.02    Asset Purchase Agreement dated as of September 3, 1996 by and between Caron Broadcasting, Inc. and Mortenson Broadcasting
               Company of Canton, LLC and Mortenson Broadcasting Company of
               Akron, LLC (WTOF-FM, Canton, Ohio and WHLO-AM, Akron, Ohio).
 **10.06.03.01 Asset Purchase Agreement dated March 28, 1996 by and between
               American Radio Assistance Corporation and Common Ground
               Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.03.02 First Amendment to Asset Purchase Agreement dated as of July 22,
               1996 by and between American Radio Systems Corporation and
               Common Ground Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.04.01 Asset Purchase Agreement dated as of April 23, 1996 by and between OmniAmerica Group and WHK License Partnership and
               Inspiration Media of Ohio, Inc. (WHK-AM, Cleveland, Ohio).
 **10.06.04.02 First Amendment to the Asset Purchase Agreement dated as of July
               23, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. (WHK-AM,
               Cleveland, Ohio).
 **10.06.04.03 Second Amendment to Asset Purchase Agreement dated as of August
               12, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. WHK-AM,
               Cleveland, Ohio).
 **10.06.05    Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and
               Inspiration Media of Texas. Inc. (KEWS, Arlington, Texas; KDFX,
               Dallas, Texas).
 **10.06.06.01 Asset Purchase Agreement dated as of December 4, 1996 by and between Backbay Broadcasters, Inc. and New England Continental
               Media, Inc. (WBNW-AM, Boston, Massachusetts).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
 **10.06.06.02 First Amendment to the Asset Purchase Agreement dated as of
               February, 1997 by and between Backbay Broadcasters, Inc. and New
               England Continental Media, Inc. (WBNW-AM, Boston,
               Massachusetts).
 **10.06.07    Asset Purchase Agreement dated June 2, 1997 by and between New
               England Continental Media, Inc. and Hibernia Communications,
               Inc. (WPZE-AM, Boston, Massachusetts).
 **10.06.08    Option to Purchase dated as of August 18, 1997 by and between
               Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle,
               Washington).
 **10.07.01    Tower Purchase Agreement dated August 22, 1997 by and between the Company and Sonsinger Broadcasting Company of Houston, L.P.
 *10.07.02     Amendment to the Tower Purchase Agreement dated November 10,
               1997 by and between the Company and Sonsinger Broadcasting
               Company of Houston, L.P.
 **10.07.03    Promissory Note dated November 11, 1997 made by Sonsinger
               Broadcasting Company of Houston, L.P. payable to the Company.
 **10.07.04    Promissory Note dated December 24, 1997 made by the Company payable to Edward G. Atsinger III.
 **10.07.05    Promissory Note dated December 24, 1997 made by the Company payable to Stuart W. Epperson.
 *10.08.01     Local Programming and Marketing Agreement dated June 13, 1997 between Sonsinger, Inc. and Inspiration Media, Inc.
 *10.08.02     Local Programming and Marketing Agreement and Put/Call Agreement
               dated October 23, 1997 by and between Cherokee Broadcasting Co.,
               Inc. and Salem Media of Georgia, Inc.
 *10.09.01     Evidence of Key man life insurance policy no. 2256440M insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.02     Evidence of Key man life insurance policy no. 2257474H insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.03     Evidence of Key man life insurance policy no. 2257476B insuring
               Stuart W. Epperson in the face amount of $5,000,000.
  27.01        Financial Data Schedule.

--------
 * Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-4 filed on December 8, 1997 (File No. 333-41733).
 + Incorporated by reference herein to the exhibit, numbered as noted in parentheses, filed as an exhibit to the Company's Registration Statement on Form S-4 filed on December 8, 1997 (File No. 333-41733).
** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on January 29, 1998 (File No. 333-41733).

  (B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed in the fiscal quarter ended March 31, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, SALEM COMMUNICATIONS CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: May 8, 1998                         Salem Communications Corporation

                                                /s/ Edward G. Atsinger III
                                          By: _________________________________
                                            Edward G. Atsinger III
                                            President and Chief Executive
                                            Officer

                                                     /s/ Dirk Gastaldo
Date: May 8, 1998                         _____________________________________
                                            Dirk Gastaldo
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                         DESCRIPTION OF EXHIBITS
  -------                         -----------------------
  *3.01     Articles of Incorporation of the Company.
  *3.02     Bylaws of the Company.
  *4.01     Indenture between the Company, the Guarantors and The Bank of New
            York, as Trustee, dated as of September 25, 1997, relating to the
            Old Notes and the Notes, including form of Note.
  *4.02     Form of Note (filed as part of Exhibit 4.01).
  *4.03     Form of Note Guarantee (filed as part of Exhibit 4.01).
  +4.04     Credit Agreement, dated as of September 25, 1997, among the
            Company, the several Lenders from time to time parties thereto, and
            The Bank of New York, as administrative agent for the Lenders
            (previously filed as Exhibit 4.07).
  +4.05     Borrower Security Agreement, dated as of September 25, 1997, by and between the Company and The Bank of New York, as Administrative
            Agent of the Lenders (previously filed as Exhibit 4.08).
  +4.06     Subsidiary Guaranty and Security Agreement dated as of September
            25, 1997, by and between the Company, the Guarantors, and The Bank of New York, as Administrative Agent (previously filed as Exhibit
            4.09).
 *10.01     Employment Agreement, dated as of August 1, 1997, between the
            Company and Edward G. Atsinger III.
 *10.02     Employment Agreement, dated as of August 1, 1997, between the
            Company and Stuart W. Epperson.
 *10.03.01  Employment Contract, dated November 7, 1991, between the Company and Eric H. Halvorson.
 *10.03.02  First Amendment to Employment Contract, dated April 22, 1996, between the Company and Eric H. Halvorson.
 *10.03.03  Second Amendment to Employment Contract, dated July 8, 1997, between the Company and Eric H. Halvorson.
 *10.03.04  Deferred Compensation Agreement, dated November 7, 1991, between the Company and Eric H. Halvorson.
 *10.04.01  Employment Agreement, dated February 9, 1995, between Salem Radio
            Network Incorporated and Greg L Anderson.
 *10.04.02  Letter Agreement dated December 22, 1995, by Inspiration Media of
            Texas, Inc. re compensation of Greg L. Anderson under Employment
            Agreement with Salem Radio Network Incorporated.
 *10.04.03  First Amendment to Employment Agreement, dated August 1, 1997 between Salem Radio Network Incorporated and Greg R. Anderson.
 *10.05.01  Antenna/tower lease between Caron Broadcasting, Inc. (WHLO-
            AM/Akron, Ohio) and Messrs. Atsinger and Epperson expiring 2007.
 *10.05.02  Antenna/tower/studio lease between Caron Broadcasting, Inc. (WTSJ-
            AM/Cincinnati, Ohio) and Messrs. Atsinger and Epperson expiring
            2007.
 *10.05.03  Antenna/tower lease between Caron Broadcasting, Inc. WHK-FM/Canton,
            Ohio) and Messrs. Atsinger and Epperson expiring 2007.
 *10.05.04  Antenna/tower studio lease between Common Ground Broadcasting, Inc.
            (KKMS-AM/Eagan, Minnesota) and Messrs. Atsinger and Epperson
            expiring in 2006.
 **10.05.05 Antenna/tower lease between Common Ground Broadcasting, Inc. (WHK-
            AM/Cleveland, Ohio) and Messrs. Atsinger and Epperson expiring
            2008.
 **10.05.06 Antenna/tower lease (KFAX-FM/Hayward, California) and Salem
            Broadcasting Company, a partnership consisting of Messrs. Atsinger and Epperson, expiring in 2003.

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
 **10.05.07    Antenna/tower/studio lease between Inland Radio, Inc. (KKLA-
               AM/San Bernardino, California) and Messrs. Atsinger and Epperson
               expiring 2002.
 **10.05.08    Antenna/tower lease between Inspiration Media, Inc. (KGNW-
               AM/Seattle, Washington) and Messrs. Atsinger and Epperson
               expiring in 2002.
 **10.05.09    Antenna/tower lease between Inspiration Media, Inc. (KLFE-
               AM/Seattle, Washington) and The Atsinger Family Trust and Stuart
               W. Epperson Revocable living Trust expiring in 2004.
 **10.05.10    Antenna/tower lease between Oasis Radio, Inc. (KAVC-FM/Rosamond,
               California) and The Atsinger Family Trust under a lease expiring in 2002.
 **10.05.11.01 Antenna/tower/lease between Pennsylvania Media Associates, Inc.
               (WZZD-AM/ WFIL-AM/Philadelphia, Pennsylvania) and Messrs.
               Atsinger and Epperson, as assigned from WEAZ-FM Radio, Inc., expiring 2004.
 **10.05.11.02 Antenna/tower/studio lease between Pennsylvania Media
               Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia, Pennsylvania)
               and The Atsinger Family Trust and Stuart W. Epperson Revocable
               Living Trust expiring 2004.
 **10.05.12    Antenna/tower lease between Radio 1210, Inc. (KPRZ
               AM/Olivenhain, California) and The Atsinger Family Trust
               expiring in 2002.
 **10.05.13    Antenna/tower lease between Salem Media Corporation (WYLL-
               FM/Arlington Heights, Illinois) and Messrs. Atsinger and
               Epperson expiring in 2002.
 **10.05.14    Antenna/tower/studio leases between Salem Media Corporation
               (KLTX AM/Long Beach and Paramount, California) and Messrs.
               Atsinger and Epperson expiring in 2002
 **10.05.15    Antenna/tower lease between Salem Media of Colorado, Inc. (KNUS-
               AM/Denver-Boulder, Colorado) and Messrs. Atsinger and Epperson
               expiring 2006.
 **10.05.16    Antenna/tower lease between Salem Media of Ohio, Inc.
               (WRFDAM/Columbus, Ohio) and Messrs. Atsinger and Epperson
               expiring 2002.
 **10.05.17.01 Studio Lease between Salem Media of Oregon. Inc. (KPDQ-
               AM/FM/Portland, Oregon) and Edward G. Atsinger III, Mona J.
               Atsinger, Stuart W. Epperson. and Nancy K. Epperson expiring
               2002.
 **10.05.17.02 Antenna/tower lease between Salem Media of Oregon, Inc. (KPDQ-
               AM/Raleigh Hills, Oregon and Messrs. Atsinger and Epperson
               expiring 2002.
 **10.05.18    Antenna/tower lease between Salem Media of Pennsylvania, Inc.
               (WORD-FM/WPIT-AM/ Pittsburgh, Pennsylvania) and The Atsinger
               Family Trust and Stuart W. Epperson Revocable Living Trust
               expiring 2003.
 **10.05.19    Antenna/tower lease between Salem Media of Texas, Inc.
               (KSLRAM/San Antonio, Texas) and Epperson-Atsinger 1983 Family
               Trust expiring 2007.
 **10.05.20    Antenna/tower lease between South Texas Broadcasting, Inc.
               (KENR-AM/KKHT-FM/Houston-Galveston, Texas) and Atsinger Family
               Trust and Stuart W. Epperson Revocable Living Trust expiring
               2005.
 **10.05.21    Antenna/tower lease between Vista Broadcasting, Inc. (KFIA-
               AM/Sacramento, California) and The Atsinger Family Trust and
               Stuart W. Epperson Revocable Living Trust expiring 2005.
 **10.06.01    Asset Purchase Agreement dated as of June 5, 1996 by and between
               Radio 94 of Phoenix Limited Partnership and Salem Media of
               Arizona, Inc. (KOOL-AM, Phoenix, Arizona).
 **10.06.02    Asset Purchase Agreement dated as of September 3, 1996 by and between Caron Broadcasting, Inc. and Mortenson Broadcasting
               Company of Canton, LLC and Mortenson Broadcasting Company of
               Akron, LLC (WTOF-FM, Canton, Ohio and WHLO-AM, Akron, Ohio).

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBITS
    -------                         -----------------------
 **10.06.03.01 Asset Purchase Agreement dated March 28, 1996 by and between
               American Radio Assistance Corporation and Common Ground
               Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.03.02 First Amendment to Asset Purchase Agreement dated as of July 22,
               1996 by and between American Radio Systems Corporation and
               Common Ground Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.04.01 Asset Purchase Agreement dated as of April 23, 1996 by and between OmniAmerica Group and WHK License Partnership and
               Inspiration Media of Ohio, Inc. (WHK-AM, Cleveland, Ohio).
 **10.06.04.02 First Amendment to the Asset Purchase Agreement dated as of July
               23, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. (WHK-AM,
               Cleveland, Ohio).
 **10.06.04.03 Second Amendment to Asset Purchase Agreement dated as of August
               12, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. WHK-AM,
               Cleveland, Ohio).
 **10.06.05    Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and
               Inspiration Media of Texas. Inc. (KEWS, Arlington, Texas; KDFX,
               Dallas, Texas).
 **10.06.06.01 Asset Purchase Agreement dated as of December 4, 1996 by and between Backbay Broadcasters, Inc. and New England Continental
               Media, Inc. (WBNW-AM, Boston, Massachusetts).
 **10.06.06.02 First Amendment to the Asset Purchase Agreement dated as of
               February, 1997 by and between Backbay Broadcasters, Inc. and New
               England Continental Media, Inc. (WBNW-AM, Boston,
               Massachusetts).
 **10.06.07    Asset Purchase Agreement dated June 2, 1997 by and between New
               England Continental Media, Inc. and Hibernia Communications,
               Inc. (WPZE-AM, Boston, Massachusetts).
 **10.06.08    Option to Purchase dated as of August 18, 1997 by and between
               Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle,
               Washington).
 **10.07.01    Tower Purchase Agreement dated August 22, 1997 by and between the Company and Sonsinger Broadcasting Company of Houston, L.P.
 *10.07.02     Amendment to the Tower Purchase Agreement dated November 10,
               1997 by and between the Company and Sonsinger Broadcasting
               Company of Houston, L.P.
 **10.07.03    Promissory Note dated November 11, 1997 made by Sonsinger
               Broadcasting Company of Houston, L.P. payable to the Company.
 **10.07.04    Promissory Note dated December 24, 1997 made by the Company payable to Edward G. Atsinger III.
 **10.07.05    Promissory Note dated December 24, 1997 made by the Company payable to Stuart W. Epperson.
 *10.08.01     Local Programming and Marketing Agreement dated June 13, 1997 between Sonsinger, Inc. and Inspiration Media, Inc.
 *10.08.02     Local Programming and Marketing Agreement and Put/Call Agreement
               dated October 23, 1997 by and between Cherokee Broadcasting Co.,
               Inc. and Salem Media of Georgia, Inc.
 *10.09.01     Evidence of Key man life insurance policy no. 2256440M insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.02     Evidence of Key man life insurance policy no. 2257474H insuring
               Edward G. Atsinger III in the face amount of $5,000,000.

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBITS
  -------                      -----------------------
 *10.09.03 Evidence of Key man life insurance policy no. 2257476B insuring
           Stuart W. Epperson in the face amount of $5,000,000.
  27.01    Financial Data Schedule.

--------
 * Incorporated by reference herein to the exhibit of the same number filed as an exhibit to the Company's Registration Statement on Form S-4 filed on December 8, 1997 (File No. 333-41733).
 + Incorporated by reference herein to the exhibit, numbered as noted in parentheses, filed as an exhibit to the Company's Registration Statement on Form S-4 filed on December 8, 1997 (File No. 333-41733).
** Incorporated by reference herein to the exhibit of the same number filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on January 29, 1998 (File No. 333-41733).