Form 10-Q
period 1998-06-30
SALEM COMMUNICATIONS CORP /CA/
filed 1998-08-14
CIK 1049664

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

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  As of August 1, 1998 there were 81,672 shares of common stock of Salem Communications Corporation outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SALEM COMMUNICATIONS CORPORATION


                                     INDEX

                                                                                                              Page No.
                                                                                                              -------

COVER PAGE.................................................................................................         1

INDEX......................................................................................................         2

PART I-FINANCIAL INFORMATION...............................................................................         3

       Item 1.   Financial Statements (Unaudited)..........................................................         3

                 Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998...........         3

                 Consolidated Statements of Operations for the three months and six months ended
                   June 30, 1997 and 1998..................................................................         4

                Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1998......         5

                Notes to Condensed Consolidated Financial Statements.......................................         6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......         7

PART II--OTHER INFORMATION.................................................................................        12

       Item 1. Legal Proceedings...........................................................................        12

       Item 2. Changes in Securities.......................................................................        12

       Item 3. Defaults upon Senior Securities.............................................................        12

       Item 4. Submission of Matters to a Vote of Security Holders.........................................        12

       Item 5. Other Information...........................................................................        12

       Item 6. Exhibits and Reports on Form 8-K............................................................        12

SIGNATURES.................................................................................................        16
EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        SALEM COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31        JUNE 30
                                                                                        --------------   ---------------
                                                                                             1997             1998
                                                                                        --------------   ---------------
                                                                                                           (UNAUDITED)
                                        ASSETS
-------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents...........................................................         $  1,645         $  3,126
 Accounts receivable (less allowance for doubtful accounts of $1,249 in 1997 and
  $1,115 in 1998)....................................................................           12,227           11,883
 Other receivables...................................................................               81               70
 Prepaid expenses....................................................................              640              901
 Prepaid income taxes................................................................               48               30
 Deferred income taxes...............................................................            2,254            2,780
                                                                                              --------         --------
Total current assets.................................................................           16,895           18,790
Property, plant and equipment, net...................................................           36,638           37,528
Intangible assets, net...............................................................          120,083          115,549
Notes receivable from shareholders and accrued interest..............................               94               94
Bond issue costs, net................................................................            4,907            4,923
Other assets.........................................................................            6,196            3,275
                                                                                              --------         --------
Total assets.........................................................................         $184,813         $180,159
                                                                                              ========         ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable....................................................................         $  1,050         $    867
 Accrued expenses....................................................................              476              616
 Accrued compensation and related....................................................            1,381            1,470
 Accrued interest....................................................................            3,804            3,581
 Income taxes........................................................................              341               63
                                                                                              --------         --------
Total current liabilities............................................................            7,052            6,597
Long-term debt.......................................................................          154,500          151,500
Deferred income taxes................................................................           12,122           11,904
Other liabilities....................................................................              457              835
Shareholders' equity:
 Common stock, no par value; authorized 100,000 shares; issued and
  Outstanding 81,672 shares..........................................................            5,832            5,832
 Retained earnings...................................................................            4,850            3,491
                                                                                              --------         --------
Total shareholders' equity...........................................................           10,682            9,323
                                                                                              --------         --------
Total liabilities and shareholders' equity...........................................         $184,813         $180,159
                                                                                              ========         ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                               ----------------------------   --------------------------
                                                                   1997            1998           1997          1998
                                                               -------------   ------------   ------------   -----------
                                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Gross broadcasting revenue..................................        $18,679        $20,502        $35,887       $39,961
Less agency commissions.....................................          1,737          1,800          3,326         3,557
                                                                    -------        -------        -------       -------
Net broadcasting revenue....................................         16,942         18,702         32,561        36,404

Operating expenses:
  Station operating expenses................................          9,748         10,049         19,257        19,979
  Corporate expenses........................................          1,505          1,925          2,821         3,428
  Tax reimbursements to S corporation shareholders..........            800                         1,486
  Depreciation and amortization.............................          3,799          3,329          6,158         6,666
                                                                    -------        -------        -------       -------
  Operating expenses........................................         15,852         15,303         29,722        30,073
                                                                    -------        -------        -------       -------
Net operating income........................................          1,090          3,399          2,839         6,331

Other income (expense):
  Interest income...........................................             33             87            105           190
  Loss on disposal of assets................................             (3)          (613)          (192)         (635)
  Interest expense..........................................         (3,077)        (3,819)        (5,435)       (7,591)
  Other expense.............................................            (27)          (100)          (203)         (205)
                                                                    -------        -------        -------       -------
Loss before income taxes....................................         (1,984)        (1,046)        (2,886)       (1,910)
Benefit for income taxes....................................         (1,298)          (261)        (1,468)         (551)
                                                                    -------        -------        -------       -------

Net loss....................................................        $  (686)       $  (785)       $(1,418)      $(1,359)
                                                                    =======        =======        =======       =======


Pro forma information (unaudited):
Loss before income taxes as reported above..................        $(1,984)       $(1,046)       $(2,886)      $(1,910)
Add back tax reimbursements to S Corporation shareholders...            800                         1,486
                                                                    -------        -------        -------       -------
Pro forma loss before income taxes..........................         (1,184)        (1,046)        (1,400)       (1,910)
Pro forma benefit for income taxes..........................           (472)          (261)          (558)         (551)
                                                                    -------        -------        -------       -------
Pro forma net loss..........................................        $  (712)       $  (785)       $  (842)      $(1,359)
                                                                    =======        =======        =======       =======

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                        SIX MONTHS ENDED
                                                                                                    -------------------------
                                                                                                             JUNE 30
                                                                                                    -------------------------
                                                                                                       1997          1998
                                                                                                    -----------   -----------
                                                                                                    (UNAUDITED)   (UNAUDITED)
Operating activities
Net loss.........................................................................................     $ (1,418)      $(1,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization..................................................................        6,158         6,666
  Amortization of bank loan fees.................................................................          108            21
  Amortization of bond issue costs...............................................................           --           265
  Deferred income taxes..........................................................................       (1,642)         (744)
  Loss on sale of assets.........................................................................          192           635
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................................         (169)          355
    Prepaid expenses and other current assets....................................................         (602)         (243)
    Accounts payable and accrued expenses........................................................        2,172          (177)
    Other liabilities............................................................................          (17)          378
    Income taxes.................................................................................           78          (278)
                                                                                                      --------       -------
Net cash provided by operating activities........................................................        4,860         5,519

INVESTING ACTIVITIES
  Capital expenditures...........................................................................       (4,796)       (3,696)
  Purchases of radio stations....................................................................      (16,493)           --
  Deposits on radio station acquisitions.........................................................       (1,575)       (1,635)
  Proceeds from disposal of property, plant and equipment and intangible assets..................          132            46
  Other assets...................................................................................          131         4,528
                                                                                                      --------       -------
Net cash used in investing activities............................................................      (22,601)         (757)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable to shareholders.....................       52,160         8,500
  Payments of long-term debt and notes payable to shareholders...................................      (31,500)       (9,500)
  Payments of bank loan fees.....................................................................         (735)           --
  Payments of bond issue costs...................................................................           --          (281)
  Repayments (additions) of shareholder notes and
   Repayment of accrued interest receivable--net.................................................       (1,872)       (2,000)
  Distributions to shareholders..................................................................         (782)
                                                                                                      --------       -------
  Net cash provided by financing activities......................................................       17,271        (3,281)
                                                                                                      --------       -------
  Net (decrease) increase in cash and cash equivalents...........................................         (470)        1,481
  Cash and cash equivalents at beginning of year.................................................        1,962         1,645
                                                                                                      --------       -------
Cash and cash equivalents at end of period.......................................................     $  1,492       $ 3,126
                                                                                                      ========       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.....................................................................................     $  3,637       $ 7,476
    Income taxes.................................................................................           95           487

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.   BASIS OF PRESENTATION

  Information with respect to the three and six months ended June 30, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements, together with the disclosures set forth in Item 2 of this report, contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (the "Company"), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Salem Communications Corporation and Subsidiaries' Special Financial Report filed pursuant to Rule 15d-2 promulgated under the Securities Exchange Act of 1934, as amended, under cover of Form 10-K for the year ended December 31, 1997.


NOTE 2.   SUBSEQUENT EVENTS

  In April 1998, the Company agreed to purchase the assets of radio station KIEV-AM, Glendale, California, for $33.4 million, $30.4 million of which must be paid to the seller at closing. The remaining $3 million is for real estate and is not payable until 18 months after the date of closing, which the Company anticipates will occur in August 1998.

  In May 1998, the Company agreed to purchase the assets of radio stations KTEK-AM, Houston, Texas and KYCR-AM, Minneapolis, Minnesota, for $2.7 million. The Company anticipates that these purchases will close in October 1998. The Company entered into Local Marketing Agreements for KTEK-AM and KYCR-AM in May 1998.

  In July 1998, the Company agreed to sell the assets of radio station KAVC-FM, Lancaster, California, for $1.6 million. The Company anticipates that this sale will close in September 1998. The Company entered into a Local Marketing Agreement for KAVC-FM in August 1998.

  In July 1998, the Company agreed to purchase the assets of radio station KKMO-AM, Tacoma, Washington, for $500,000. The Company anticipates that the purchase will close in August 1998. The Company entered into a Local Marketing Agreement for KKMO-AM in June 1998.

  In August 1998, the Company sold the assets of radio station KTSL-FM, Spokane, Washington, for $1.3 million. The Company entered into a Local Marketing Agreement for KTSL-FM in June 1998.

  The Federal Communications Commission must approve the assignments of the licenses for these radio stations before the purchases and sales can be consummated. The purchases will be financed primarily by additional borrowings under the Company's Credit Agreement, offset by the proceeds from the sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


  The following discussion of the financial condition and results of operations of the Salem Communications Corporation, a California corporation (the "Company"), should be read in conjunction with the consolidated financial statements and related notes thereto.

  The Company is a radio broadcast company that focuses on serving the religious/conservative listening audience. The Company's two primary businesses include the ownership and operation of religious format radio stations and the development and expansion of a national radio network (the "Network") offering talk programming, news and music to affiliated stations. At June 30, 1998, the Company owned and/or operated 45 stations concentrated in 28 geographically diverse markets across the United States.

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

  The consolidated statements of operations of the Company for periods prior to August 13, 1997 include an operating expense called "tax reimbursements to S corporation shareholders." These amounts represent the income tax liability of the shareholders created by the income of New Inspiration and Golden Gate, which prior to the recent Reorganization were each S corporations. Management considers the nature of this operating expense to be essentially equivalent to an income tax provision and has excluded this expense from the calculation of Broadcast Cash Flow and EBITDA for periods prior to August 13, 1997. Commencing August 13, 1997, pretax income of New Inspiration and Golden Gate is included in the Company's consolidated income tax return and in the Company's computation of the income tax provision included in its consolidated statement of operations.

RESULTS OF OPERATIONS

  Net Revenue.   Net revenue increased approximately $1.8 million or 10.7% to
$18.7 million for the quarter ended June 30, 1998 from $16.9 million for the same quarter of the prior year. Net revenue increased approximately $3.8 million or 11.7% to $36.4 million for the six month period ended June 30, 1998 from $32.6 million for the same period of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements ("LMAs") entered into during 1997 provided approximately $191,000 of the increase for the quarter ended June 30, 1998 over the same quarter of the prior year, and approximately $338,000 of the increase for the six month period ended June 30, 1998 over the same period of the prior year. For stations and networks owned and operated over the comparable period in 1997 and 1998, net revenue improved approximately $1.6 million or 9.9% to $17.8 million for the quarter ended June 30, 1998 from $16.2 million for the same quarter of the prior year, and approximately $3.5 million or 11.2% to $34.8 million for the six month period ended June 30, 1998 from $31.3 million for the same period of the prior year due primarily to increases in on-air inventory and improved selling efforts and to a lesser extent to program rate increases.

  Station Operating Expenses.   Station operating expenses increased
approximately $301,000 or 3.1% to $10.0 million for the quarter ended June 30, 1998 from $9.7 million for the same quarter of the prior year. Station operating expenses increased approximately $722,000 or 3.8% to $20.0 million for the six month period ended June 30, 1998 from $19.3 million for the same period of the prior year. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for LMAs entered into during 1997 provided approximately $264,000 of the increase for the quarter ended June 30, 1998 over the same quarter of the prior year. None of the increase for the six month period ended June 30, 1998 over the same period of the prior year was due to the inclusion of expenses from the acquisitions of radio stations and networks and expenses incurred for LMAs entered into during 1997. The 3.8% increase from the six month period ended June 30, 1997 to the six month period ended June 30, 1998 was primarily due to expenses incurred to produce the increased revenue in the 1998 period, as described above.

  Broadcast Cash Flow.   Broadcast Cash Flow increased approximately $1.5
million or 20.8% to $8.7 million for the quarter ended June 30, 1998 from $7.2 million for the same quarter of the prior year. Broadcast Cash Flow increased approximately $3.1 million or 23.3% to $16.4 million for the six month period ended June 30, 1998 from $13.3 million for the same period of the prior year. As a percentage of net revenue, Broadcast Cash Flow increased to 46.3% for the quarter ended June 30, 1998 from 42.5% for the same quarter of the prior year. As a percentage of net revenue, Broadcast Cash Flow increased to 45.1% for the six month period ended June 30, 1998 from 40.9% for the same period of the prior year. The increases are primarily attributable to the improved performance of stations acquired in 1996 and 1997 that previously operated with formats other than religious formats. These acquired and reformatted stations typically produce lower margins during the early phase of the transition period from a non-religious format to a religious format. Broadcast Cash Flow margins improve as the Company implements scheduled program rate increases and increases spot advertising revenue on the stations.

  Corporate Expenses.   Corporate expenses increased approximately $420,000 or
27.9% to $1.9 million for the quarter ended June 30, 1998 from $1.5 million for the same quarter of the prior year. Corporate expenses increased approximately $607,000 or 21.5% to $3.4 million for the six month period ended June 30, 1998 from $2.8 million for the same period of the prior year. The increases are primarily attributable to additional personnel and overhead costs associated with station and network acquisitions in 1996 and 1997.

  EBITDA.   EBITDA increased approximately $1.0 million or 17.5% to $6.7 million for the quarter ended June 30, 1998 from $5.7 million for the same quarter of the prior year. EBITDA increased approximately $2.5 million or 23.8% to $13.0 million for the six month period ended June 30, 1998 from $10.5 million for the same period of the prior year. As a percentage of net revenue, EBITDA increased to 36.0% for the quarter ended June 30, 1998 from 33.6% for the same quarter of the prior year. As a percentage of net revenue, EBITDA increased to 35.7% for the six month period ended June 30, 1998 from 32.2% for the same period of the prior year.

  Tax Reimbursements to S Corporation Shareholders.   There were no tax
reimbursements to S corporation shareholders for the six month period ended June 30, 1998 because of the Reorganization which took place in August 1997. New Inspiration and Golden Gate became wholly-owned subsidiaries of the Company in August 1997 pursuant to the Reorganization. The S corporation status of New Inspiration and Golden Gate was terminated in the Reorganization.

  Depreciation and Amortization.   Depreciation and amortization expense
decreased approximately $470,000 or 12.4% to $3.3 million for the quarter ended June 30, 1998 from $3.8 million for the same quarter of the prior year. The Company, however, recorded approximately $600,000 in amortization expense in the quarter ended June 30, 1997 related to the quarter ended March 31, 1997. Had the Company recorded the $600,000 in the first quarter rather than then second quarter, depreciation and amortization expense would have been approximately $3.2 million for the quarter ended June 30, 1997. Taking this into account, the resulting increase of approximately $130,000 for the quarter ended June 30, 1998 over the same quarter of the prior year is primarily due to radio station and network acquisitions consummated during 1997. Depreciation and amortization expense increased approximately $508,000 or 8.3% to $6.7 million for the six month period ended June 30, 1998 from $6.2 million for the same period of the prior year, primarily due to radio station and network acquisitions consummated during 1997.

  Other Income (Expense).   Interest income was essentially unchanged for the
second quarter of 1998 and 1997, and for the six month periods ended June 30, 1998 and 1997. Loss on disposal of assets increased approximately $610,000 to $613,000 for the quarter ended June 30, 1998 compared to the same quarter of the prior year, and approximately $443,000 to $635,000 for the six month period ended June 30, 1998 compared to the same period of the prior year, primarily due to the write off of abandoned assets at one of the Company's radio stations in the second quarter of 1998. Interest expense increased approximately $742,000 or 24.1% to $3.8 million for the quarter ended June 30, 1998 from $3.1 million for the same quarter of the prior year. Interest expense increased approximately $2.2 million or 40.7% to $7.6 million for the six month period ended June 30, 1998 from $5.4 million for the same period of the prior year. The increases in interest expense are primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997. Other expense was essentially unchanged for the second quarter of 1998 and 1997, and for the six month periods ended June 30, 1998 and 1997.

  Benefit for Income Taxes. Benefit for income taxes as a percentage of loss before income taxes (i.e., effective tax rate) was (24.9)% for the quarter ended June 30, 1998 and (65.4)% for the same quarter of the prior year, and (28.8)% for the six month period ended June 30, 1998 and (50.9)% for the same period of the prior year. For the quarter and six month period ended June 30, 1997, the effective tax rate may differ from the federal statutory income tax rate of 34.0% because of the effect of state income taxes and the exclusion of federal income taxes relating to the S corporations. The increases in the effective tax rate are primarily due to an increase in state income taxes and the inclusion of income from New Inspiration and Golden Gate, which were S corporations prior to the Reorganization in August 1997.

  Net Loss.   The Company recognized a net loss of approximately ($785,000) for the quarter ended June 30, 1998, compared to a net loss of approximately ($686,000) for the same quarter of the prior year. The Company recognized a net loss of approximately ($1,359,000) for the six month period ended June 30, 1998, compared to a net loss of approximately ($1,418,000) for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  The increase in cash and cash equivalents from December 31, 1997 to June 30, 1998 is primarily due to an increase in EBITDA. The decrease in accounts receivable from December 31, 1997 to June 30, 1998 is due to increased collections during the first quarter of 1998.

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

  The Company anticipates funding future acquisitions from operating cash flow and borrowings, including borrowings under the Credit Agreement. At June 30, 1998, $1.5 million was outstanding under the Company's Credit Agreement. The maximum amount that the Company may borrow under the Credit Agreement is limited by the Company's debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the Credit Agreement (the "Adjusted Debt to Cash
Flow Ratio"). At June 30, 1998, the maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement was 6.25 to 1. The Company's ability to borrow for the purpose of acquiring a radio station is further limited by the Credit Agreement in that the Company may not borrow for an acquisition if the Adjusted Debt to Cash Flow Ratio is greater than 6.0 to 1. At June 30, 1998, the Adjusted Debt to Cash Flow Ratio was 5.22 to 1, resulting in total borrowing availability of approximately $24.7 million, all of which can currently be used for radio station acquisitions. In addition to debt service requirements under the Credit Agreement, the Company is required to pay approximately $14.3 million per annum in interest on the Notes.

  The Credit Agreement contains certain additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, among other things, and with certain exceptions, limits the Company's ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make certain investments or loans and change the nature of its business. The Credit Agreement also requires the satisfaction by the Company of certain financial covenants, which will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described above (not greater than 6.25 to 1 at June 30, 1998), minimum interest coverage (not less than 1.50 to 1 at June 30, 1998), minimum debt service coverage (a static ratio of not less than
1.10 to 1) and minimum fixed charge coverage (a static ratio of not less than
1.10 to 1).

  In April 1998, the Company agreed to purchase the assets of radio station KIEV-AM, Glendale, California, for $33.4 million, $30.4 million of which must be paid to the seller at closing, which the Company anticipates will occur in late August 1998. The remaining $3 million is for real estate and is not payable until 18 months after the date of closing. In May 1998, the Company agreed to purchase the assets of radio stations KTEK-AM, Houston, Texas and KYCR-AM, Minneapolis, Minnesota, for $2.7 million. The Company anticipates that these purchases will close in October 1998. The Company entered into LMAs for KTEK-AM and KYCR-AM in May 1998. In May 1998, the Company agreed to sell the assets of radio station KAVC-FM, Lancaster, California, for $1.6 million. The Company anticipates that this sale will close in September 1998. The Company entered into an LMA for KAVC-FM in August 1998. In July 1998, the Company agreed to purchase the assets of radio station KKMO-AM, Tacoma, Washington, for $500,000. The Company anticipates that the purchase will close in August 1998. The Company entered into an LMA for KKMO-AM in June 1998. In August 1998, the Company sold the assets of radio station KTSL-FM, Spokane, Washington, for $1.3 million. The Company entered into an LMA for KTSL-FM in June 1998.

  The Company intends to borrow approximately $29 million under the Credit Agreement to finance these acquisitions. To permit such borrowings, certain provisions of the Credit Agreement will have to be waived and others amended. Specifically, the banks which are party to the Credit Agreement will have to waive the covenant restricting borrowings for acquisitions when the Adjusted Debt to Cash Flow Ratio exceeds 6.0 to 1. At June 30, 1998, assuming $29 million had been borrowed at such date to finance the acquisitions of KIEV-AM, KTEK-AM, KYCR-AM and KKMO-AM, and the proceeds of the sales of KAVC-FM and KTSL-FM have been applied to reduce borrowings under the Credit Agreement, the Adjusted Debt to Cash Flow Ratio would have been 6.43 to 1. In addition, the maximum leverage permitted (no greater than 6.25 to 1 from June 29, 1998 through December 30, 1998, and no greater than 5.75 to 1 from December 31, 1998 through December 30,
1999) will have to be increased slightly. The Company anticipates that such waiver and amendment will be permitted by the banks. At June 30, 1998, making the same assumptions as above the Company anticipates that amendments to the Credit Agreement would have provided the Company with a total borrowing availability of approximately $9.4 million; none of this amount will be available for radio station acquisitions. Management believes that cash flow from operations and borrowings under the Credit Agreement (as the Company anticipates the Credit Agreement will be amended) should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next twelve months.

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
 **10.06.06.02 First Amendment to the Asset Purchase Agreement dated as of
               February, 1997 by and between Backbay Broadcasters, Inc. and New
               England Continental Media, Inc. (WBNW-AM, Boston,
               Massachusetts).
 **10.06.07    Asset Purchase Agreement dated June 2, 1997 by and between New
               England Continental Media, Inc. and Hibernia Communications,
               Inc. (WPZE-AM, Boston, Massachusetts).
 **10.06.08    Option to Purchase dated as of August 18, 1997 by and between
               Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle,
               Washington).
 **10.07.01    Tower Purchase Agreement dated August 22, 1997 by and between the Company and Sonsinger Broadcasting Company of Houston, L.P.
 *10.07.02     Amendment to the Tower Purchase Agreement dated November 10,
               1997 by and between the Company and Sonsinger Broadcasting
               Company of Houston, L.P.
 **10.07.03    Promissory Note dated November 11, 1997 made by Sonsinger
               Broadcasting Company of Houston, L.P. payable to the Company.
 **10.07.04    Promissory Note dated December 24, 1997 made by the Company payable to Edward G. Atsinger III.
 **10.07.05    Promissory Note dated December 24, 1997 made by the Company payable to Stuart W. Epperson.
 *10.08.01     Local Programming and Marketing Agreement dated June 13, 1997 between Sonsinger, Inc. and Inspiration Media, Inc.
 *10.08.02     Local Programming and Marketing Agreement and Put/Call Agreement
               dated October 23, 1997 by and between Cherokee Broadcasting Co.,
               Inc. and Salem Media of Georgia, Inc.
 *10.09.01     Evidence of Key man life insurance policy no. 2256440M insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.02     Evidence of Key man life insurance policy no. 2257474H insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.03     Evidence of Key man life insurance policy no. 2257476B insuring
               Stuart W. Epperson in the face amount of $5,000,000.
 +10.10.01     Credit Agreement, dated as of September 25, 1997, among the
               Company, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders
               (previously filed as Exhibit 4.07).
 +10.10.02     Borrower Security Agreement, dated as of September 25, 1997, by and between the Company and The Bank of New York, as
               Administrative Agent of the Lenders (previously filed as Exhibit
               4.08).
 +10.10.03     Subsidiary Guaranty and Security Agreement dated as of September
               25, 1997, by and between the Company, the Guarantors, and The
               Bank of New York, as Administrative Agent (previously filed as
               Exhibit 4.09).
 27.01        Financial Data Schedule.

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

  (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed in the fiscal quarter ended June 30, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, SALEM COMMUNICATIONS CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: August 14, 1998                     Salem Communications Corporation

                                                /s/ Edward G. Atsinger III
                                          By: _________________________________
                                            Edward G. Atsinger III
                                            President and Chief Executive
                                            Officer

                                                     /s/ Dirk Gastaldo
Date: August 14, 1998                     ______________________________________
                                            Dirk Gastaldo
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer)

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
 **10.06.03.01 Asset Purchase Agreement dated March 28, 1996 by and between
               American Radio Assistance Corporation and Common Ground
               Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.03.02 First Amendment to Asset Purchase Agreement dated as of July 22,
               1996 by and between American Radio Systems Corporation and
               Common Ground Broadcasting, Inc. (KDBX-FM, Banks, Oregon).
 **10.06.04.01 Asset Purchase Agreement dated as of April 23, 1996 by and between OmniAmerica Group and WHK License Partnership and
               Inspiration Media of Ohio, Inc. (WHK-AM, Cleveland, Ohio).
 **10.06.04.02 First Amendment to the Asset Purchase Agreement dated as of July
               23, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. (WHK-AM,
               Cleveland, Ohio).
 **10.06.04.03 Second Amendment to Asset Purchase Agreement dated as of August
               12, 1996 by and between OmniAmerica Group and WHK License
               Partnership and Inspiration Media of Ohio, Inc. WHK-AM,
               Cleveland, Ohio).
 **10.06.05    Asset Purchase Agreement dated as of September 30, 1996 by and between Infinity Broadcasting Corporation of Dallas and
               Inspiration Media of Texas. Inc. (KEWS, Arlington, Texas; KDFX,
               Dallas, Texas).
 **10.06.06.01 Asset Purchase Agreement dated as of December 4, 1996 by and between Backbay Broadcasters, Inc. and New England Continental
               Media, Inc. (WBNW-AM, Boston, Massachusetts).
 **10.06.06.02 First Amendment to the Asset Purchase Agreement dated as of
               February, 1997 by and between Backbay Broadcasters, Inc. and New
               England Continental Media, Inc. (WBNW-AM, Boston,
               Massachusetts).
 **10.06.07    Asset Purchase Agreement dated June 2, 1997 by and between New
               England Continental Media, Inc. and Hibernia Communications,
               Inc. (WPZE-AM, Boston, Massachusetts).
 **10.06.08    Option to Purchase dated as of August 18, 1997 by and between
               Sonsinger, Inc. and Inspiration Media, Inc. (KKOL-AM, Seattle,
               Washington).
 **10.07.01    Tower Purchase Agreement dated August 22, 1997 by and between the Company and Sonsinger Broadcasting Company of Houston, L.P.
 *10.07.02     Amendment to the Tower Purchase Agreement dated November 10,
               1997 by and between the Company and Sonsinger Broadcasting
               Company of Houston, L.P.
 **10.07.03    Promissory Note dated November 11, 1997 made by Sonsinger
               Broadcasting Company of Houston, L.P. payable to the Company.
 **10.07.04    Promissory Note dated December 24, 1997 made by the Company payable to Edward G. Atsinger III.
 **10.07.05    Promissory Note dated December 24, 1997 made by the Company payable to Stuart W. Epperson.
 *10.08.01     Local Programming and Marketing Agreement dated June 13, 1997 between Sonsinger, Inc. and Inspiration Media, Inc.
 *10.08.02     Local Programming and Marketing Agreement and Put/Call Agreement
               dated October 23, 1997 by and between Cherokee Broadcasting Co.,
               Inc. and Salem Media of Georgia, Inc.
 *10.09.01     Evidence of Key man life insurance policy no. 2256440M insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 *10.09.02     Evidence of Key man life insurance policy no. 2257474H insuring
               Edward G. Atsinger III in the face amount of $5,000,000.
 +10.10.01     Credit Agreement, dated as of September 25, 1997, among the
               Company, the several Lenders from time to time parties thereto, and The Bank of New York, as administrative agent for the Lenders
               (previously filed as Exhibit 4.07).
 +10.10.02     Borrower Security Agreement, dated as of September 25, 1997, by and between the Company and The Bank of New York, as
               Administrative Agent of the Lenders (previously filed as Exhibit
               4.08).
 +10.10.03     Subsidiary Guaranty and Security Agreement dated as of September
               25, 1997, by and between the Company, the Guarantors, and The
               Bank of New York, as Administrative Agent (previously filed as
               Exhibit 4.09).

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