Form 10-Q/A
period 1998-03-31
SALEM COMMUNICATIONS CORP /CA/
filed 1998-10-13
CIK 1049664

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                        SALEM COMMUNICATIONS CORPORATION

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
COVER PAGE.............................................................     1
INDEX..................................................................     2
PART I--FINANCIAL INFORMATION..........................................     3
  Item 1. Financial Statements (Unaudited).............................     3
      Condensed Consolidated Balance Sheets as of December 31, 1997 and
       March 31, 1998..................................................     3
      Consolidated Statements of Operations for the three months ended
       March 31, 1997 and 1998.........................................     4
      Consolidated Statements of Cash Flows for the three months ended
       March 31, 1997 and 1998.........................................     5
      Notes to Condensed Consolidated Financial Statements.............     6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     7
SIGNATURES.............................................................    12

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

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                       -----------------------
                                                          1997        1998
                                                       ----------- -----------
                                                       (UNAUDITED) (UNAUDITED)
Gross broadcasting revenue............................   $17,208     $19,459
Less agency commissions...............................     1,589       1,757
                                                         -------     -------
Net broadcasting revenue..............................    15,619      17,702
Operating expenses:
  Station operating expenses..........................     9,509       9,930
  Corporate expenses (including $200 in shareholder
   salaries in 1997 and 1998).........................     1,316       1,503
  Tax reimbursements to S corporation shareholders....       686         --
  Depreciation and amortization.......................     2,964       3,337
                                                         -------     -------
  Operating expenses..................................    14,475      14,770
                                                         -------     -------
Net operating income..................................     1,144       2,932
Other income (expense):
  Interest income.....................................        72         103
  Loss on disposal of assets..........................      (189)        (22)
  Interest expense....................................    (2,358)     (3,772)
  Other expense.......................................      (176)       (105)
                                                         -------     -------
Loss before income taxes..............................    (1,507)       (864)
Benefit for income taxes..............................      (284)       (290)
                                                         -------     -------
Net loss..............................................   $(1,223)    $  (574)
                                                         =======     =======
Pro forma information (unaudited):
Loss before income taxes as reported above............   $(1,507)    $  (864)
Add back tax reimbursements to S Corporation
 shareholders.........................................       686         --
                                                         -------     -------
Pro forma loss before income taxes....................      (821)       (864)
Pro forma benefit for income taxes....................      (327)       (290)
                                                         -------     -------
Pro forma net loss....................................   $  (494)    $  (574)
                                                         =======     =======

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
                                                        (UNAUDITED) (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss).....................................   $ (1,223)    $  (574)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization.......................      2,964       3,337
  Amortization of bank loan fees......................         52          11
  Amortization of bond issue costs....................        --          132
  Deferred income taxes...............................       (275)       (369)
  (Gain) loss on sale of assets.......................        189          22
Changes in operating assets and liabilities:
  Accounts receivable.................................        772         923
  Prepaid expenses and other current assets...........        (80)       (260)
  Accounts payable and accrued expenses...............        346      (3,897)
  Other liabilities...................................         15          38
  Income taxes........................................        --          118
                                                         --------     -------
    Net cash provided by (used in) operating
     activities.......................................      2,760        (519)
INVESTING ACTIVITIES
Capital expenditures..................................     (2,810)     (1,982)
Purchases of radio stations...........................    (15,014)        --
Deposits on radio station acquisitions................       (150)        --
Proceeds from disposal of property, plant and
 equipment and intangible assets......................         97          42
Other assets..........................................       (193)          5
                                                         --------     -------
    Net cash used in investing activities.............    (18,070)     (1,935)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes
 payable to shareholders..............................     50,160       6,000
Payments of long-term debt and notes payable to
 shareholders.........................................    (30,500)     (2,500)
Payments of bank loan fees............................       (735)        --
Payments of bond issue costs..........................        --         (252)
Repayments (additions) of shareholder notes and
 repayment of accrued interest receivable--net........     (1,872)     (1,000)
Distributions to shareholders.........................       (782)        --
                                                         --------     -------
    Net cash provided by financing activities.........     16,271       2,248
                                                         --------     -------
Net (decrease) increase in cash and cash equivalents..        961        (206)
Cash and cash equivalents at beginning of year........      1,962       1,645
                                                         --------     -------
Cash and cash equivalents at end of year..............   $  2,923     $ 1,439
                                                         ========     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..........................................   $  1,503     $ 7,381
    Income taxes......................................        --          --

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

  Depreciation and Amortization. Depreciation and amortization expense increased approximately $300,000 or 10.0% to $3.3 million for the quarter ended March 31, 1998 from $3.0 million for the same quarter of the prior year, primarily due to radio station and network acquisitions consummated during 1997.

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

  Net Loss. The Company recognized a net loss of approximately ($574,000) for the quarter ended March 31, 1998, compared to a net loss of approximately ($1.2) million for the same quarter of the prior year.

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

Date: October 9, 1998                     Salem Communications Corporation

                                                /s/ Edward G. Atsinger III
                                          By: _________________________________
                                            Edward G. Atsinger III
                                            President and Chief Executive
                                            Officer

                                                     /s/ Dirk Gastaldo
Date: October 9, 1998                      _____________________________________
                                            Dirk Gastaldo
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial Officer)