Form 10-Q/A
period 1998-06-30
SALEM COMMUNICATIONS CORP /CA/
filed 1998-10-13
CIK 1049664

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

                       SALEM COMMUNICATIONS CORPORATION


                                     INDEX

                                                                                                              Page No.
                                                                                                              -------

COVER PAGE.................................................................................................         1

INDEX......................................................................................................         2

PART I-FINANCIAL INFORMATION...............................................................................         3

       Item 1.   Financial Statements (Unaudited)..........................................................         3

                 Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998...........         3

                 Consolidated Statements of Operations for the three months and six months ended
                   June 30, 1997 and 1998..................................................................         4

                Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1998......         5

                Notes to Condensed Consolidated Financial Statements.......................................         6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......         7

SIGNATURES.................................................................................................        12

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
                                                                                              ========         ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                               ----------------------------   --------------------------
                                                                   1997            1998           1997          1998
                                                               -------------   ------------   ------------   -----------
                                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Gross broadcasting revenue..................................        $18,679        $20,502        $35,887       $39,961
Less agency commissions.....................................          1,737          1,800          3,326         3,557
                                                                    -------        -------        -------       -------
Net broadcasting revenue....................................         16,942         18,702         32,561        36,404

Operating expenses:
  Station operating expenses................................          9,748         10,049         19,257        19,979
  Corporate expenses........................................          1,505          1,925          2,821         3,428
  Tax reimbursements to S corporation shareholders..........            800                         1,486
  Depreciation and amortization.............................          3,194          3,329          6,158         6,666
                                                                    -------        -------        -------       -------
  Operating expenses........................................         15,247         15,303         29,722        30,073
                                                                    -------        -------        -------       -------
Net operating income........................................          1,695          3,399          2,839         6,331

Other income (expense):
  Interest income...........................................             33             87            105           190
  Loss on disposal of assets................................             (3)          (613)          (192)         (635)
  Interest expense..........................................         (3,077)        (3,819)        (5,435)       (7,591)
  Other expense.............................................            (27)          (100)          (203)         (205)
                                                                    -------        -------        -------       -------
Loss before income taxes....................................         (1,379)        (1,046)        (2,886)       (1,910)
Benefit for income taxes....................................         (1,184)          (261)        (1,468)         (551)
                                                                    -------        -------        -------       -------

Net loss....................................................        $  (195)       $  (785)       $(1,418)      $(1,359)
                                                                    =======        =======        =======       =======


Pro forma information (unaudited):
Loss before income taxes as reported above..................        $(1,379)       $(1,046)       $(2,886)      $(1,910)
Add back tax reimbursements to S Corporation shareholders...            800                         1,486
                                                                    -------        -------        -------       -------
Pro forma loss before income taxes..........................           (579)        (1,046)        (1,400)       (1,910)
Pro forma benefit for income taxes..........................           (231)          (261)          (558)         (551)
                                                                    -------        -------        -------       -------
Pro forma net loss..........................................        $  (348)       $  (785)       $  (842)      $(1,359)
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

  Depreciation and Amortization. Depreciation and amortization expense increased approximately $100,000 or 3.1% to $3.3 million for the quarter ended June 30, 1998 from $3.2 million for the same quarter of the prior year, primarily due to radio station and network acquisitions consummated during 1997. Depreciation and amortization expense increased approximately $508,000 or 8.3% to $6.7 million for the six month period ended June 30, 1998 from $6.2 million for the same period of the prior year, primarily due to radio station and network acquisitions consummated during 1997.

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

  Net Loss.   The Company recognized a net loss of approximately ($785,000) for the quarter ended June 30, 1998, compared to a net loss of approximately ($195,000) for the same quarter of the prior year. The Company recognized a net loss of approximately ($1,359,000) for the six month period ended June 30, 1998, compared to a net loss of approximately ($1,418,000) for the same period of the prior year.

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

Date: October 9, 1998                     Salem Communications Corporation

                                                /s/ Edward G. Atsinger III
                                          By: _________________________________
                                            Edward G. Atsinger III
                                            President and Chief Executive
                                            Officer

                                                     /s/ Dirk Gastaldo
Date: October 9, 1998                     ______________________________________
                                            Dirk Gastaldo
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer)