Form 10-Q
period 1998-09-30
SALEM COMMUNICATIONS CORP /CA/
filed 1998-11-16
CIK 1049664

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

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                       SALEM COMMUNICATIONS CORPORATION


                                     INDEX

                                                                                                              Page No.
                                                                                                              -------

COVER PAGE.................................................................................................         1

INDEX......................................................................................................         2

PART I-FINANCIAL INFORMATION...............................................................................         3

       Item 1.   Financial Statements (Unaudited)..........................................................         3

                 Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998......         3

                 Consolidated Statements of Operations for the three months and nine months ended
                   September 30, 1997 and 1998.............................................................         4

                Consolidated Statements of Cash Flows for the nine months ended September 30, 1997
                   and 1998................................................................................         5

                Notes to Condensed Consolidated Financial Statements.......................................         6

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......         7

PART II--OTHER INFORMATION.................................................................................        12

       Item 1. Legal Proceedings...........................................................................        12

       Item 2. Changes in Securities.......................................................................        12

       Item 3. Defaults upon Senior Securities.............................................................        12

       Item 4. Submission of Matters to a Vote of Security Holders.........................................        12

       Item 5. Other Information...........................................................................        12

       Item 6. Exhibits and Reports on Form 8-K............................................................        12

SIGNATURES.................................................................................................        16
EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                        SALEM COMMUNICATIONS CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          DECEMBER 31      SEPTEMBER 30
                                                                                        --------------   ---------------
                                                                                             1997             1998
                                                                                        --------------   ---------------
                                                                                                           (UNAUDITED)
                                        ASSETS
-------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents...........................................................         $  1,645         $  1,343
 Accounts receivable (less allowance for doubtful accounts of $1,249 in 1997 and
  $955 in 1998)......................................................................           12,227           13,134
 Other receivables...................................................................               81               51
 Prepaid expenses....................................................................              640              894
 Prepaid income taxes................................................................               48               30
 Deferred income taxes...............................................................            2,254            2,592
                                                                                              --------         --------
Total current assets.................................................................           16,895           18,044
Property, plant and equipment, net...................................................           36,638           42,323
Intangible assets, net...............................................................          120,083          142,163
Notes receivable from shareholders and accrued interest..............................               94               94
Bond issue costs, net................................................................            4,907            4,790
Other assets.........................................................................            6,196            1,544
                                                                                              --------         --------
Total assets.........................................................................         $184,813         $208,958
                                                                                              ========         ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable....................................................................         $  1,050         $    727
 Accrued expenses....................................................................              476              547
 Accrued compensation and related....................................................            1,381            1,520
 Accrued interest....................................................................            3,804               49
 Income taxes........................................................................              341              118
                                                                                              --------         --------
Total current liabilities............................................................            7,052            2,961
Long-term debt.......................................................................          154,500          183,810
Deferred income taxes................................................................           12,122           11,801
Other liabilities....................................................................              457              879
Shareholders' equity:
 Common stock, no par value; authorized 100,000 shares; issued and
  Outstanding 81,672 shares..........................................................            5,832            5,832
 Retained earnings...................................................................            4,850            3,675
                                                                                              --------         --------
Total shareholders' equity...........................................................           10,682            9,507
                                                                                              --------         --------
Total liabilities and shareholders' equity...........................................         $184,813         $208,958
                                                                                              ========         ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30
                                                               -------------------------------   -----------------------------
                                                                   1997               1998           1997             1998
                                                               -------------      ------------   ------------      -----------
                                                                (UNAUDITED)       (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
Gross broadcasting revenue..................................        $18,584           $21,076        $54,471          $61,037
Less agency commissions.....................................          1,696             1,844          5,022            5,401
                                                                    -------           -------        -------          -------
Net broadcasting revenue....................................         16,888            19,232         49,449           55,636

Operating expenses:
  Station operating expenses................................          9,834            10,171         29,091           30,150
  Corporate expenses........................................          1,879             1,497          4,700            4,925
  Tax reimbursements to S corporation shareholders..........            294                 -          1,780                -
  Depreciation and amortization.............................          3,224             3,497          9,382           10,163
                                                                    -------           -------        -------          -------
  Operating expenses........................................         15,231            15,165         44,953           45,238
                                                                    -------           -------        -------          -------
Net operating income........................................          1,657             4,067          4,496           10,398

Other income (expense):
  Interest income...........................................             51                68            156              258
  Gain (loss) on disposal of assets.........................              2               270           (190)            (365)
  Interest expense..........................................         (3,113)           (3,953)        (8,548)         (11,544)
  Other expense.............................................            (85)             (101)          (288)            (306)
                                                                    -------           -------        -------          -------
Income (loss) before income taxes and extraordinary item....         (1,488)              351         (4,374)          (1,559)
Provision (benefit) for income taxes........................           (322)              167         (1,790)            (384)
                                                                    -------           -------        -------          -------
Income (loss) before extraordinary item.....................         (1,166)              184         (2,584)          (1,175)
Extraordinary loss on early extinguishment of debt..........         (1,090)                -         (1,090)               -
                                                                    -------           -------        -------          -------
Net income (loss)...........................................        $(2,256)          $   184        $(3,674)         $(1,175)
                                                                    =======           =======        =======          =======


Pro forma information (unaudited):
Income (loss) before income taxes as reported above.........        $(1,488)          $   351        $(4,374)         $(1,559)
Add back tax reimbursements to S Corporation shareholders...            294                 -          1,780                -
                                                                    -------           -------        -------          -------
Pro forma income (loss) before income taxes
  and extraordinary item....................................         (1,194)              351         (2,594)          (1,559)
Pro forma provision (benefit) for income taxes..............           (475)              167         (1,033)            (384)
                                                                    -------           -------        -------          -------
Pro forma income (loss) before extraordinary item...........           (719)              184         (1,561)          (1,175)
Extraordinary loss on early extinguishment of debt..........         (1,090)                -         (1,090)               -
                                                                    -------           -------        -------          -------
Pro forma net income (loss).................................        $(1,809)          $   184        $(2,651)         $(1,175)
                                                                    =======           =======        =======          =======




                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                        NINE MONTHS ENDED
                                                                                                    -------------------------
                                                                                                          SEPTEMBER 30
                                                                                                    -------------------------
                                                                                                       1997          1998
                                                                                                    -----------   -----------
                                                                                                    (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES
Net loss.........................................................................................     $ (3,674)      $(1,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization..................................................................        9,382        10,163
  Amortization of bank loan fees.................................................................          165            32
  Amortization of bond issue costs...............................................................           --           398
  Deferred income taxes..........................................................................       (2,570)         (659)
  Loss on sale of assets.........................................................................          190           365
  Loss on early extinguishment of debt...........................................................        1,845            --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................................         (365)         (877)
    Prepaid expenses and other current assets....................................................         (798)         (236)
    Accounts payable and accrued expenses........................................................       (2,065)       (3,868)
    Other liabilities............................................................................          (25)          422
    Income taxes.................................................................................         (157)         (223)
                                                                                                      --------       -------
Net cash provided by operating activities........................................................        1,928         4,342

INVESTING ACTIVITIES
  Capital expenditures...........................................................................       (5,502)       (5,739)
  Purchases of radio stations....................................................................      (18,806)      (33,887)
  Deposits on radio station acquisitions.........................................................           --          (135)
  Proceeds from disposal of property, plant and equipment and intangible assets..................          133         1,333
  Expenditures for tower construction project held for sale......................................       (2,943)           --
  Other assets...................................................................................          526         4,755
                                                                                                      --------       -------
Net cash used in investing activities............................................................      (26,592)      (33,673)

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable to shareholders.....................      222,710        42,310
  Payments of long-term debt and notes payable to shareholders...................................     (182,500)      (11,000)
  Payments of bank loan fees.....................................................................       (1,003)           --
  Payments of costs related to debt refinancing..................................................         (418)           --
  Payments of bond issue costs...................................................................       (4,638)         (281)
  Repayments (additions) of shareholder notes and
   repayment of accrued interest receivable--net.................................................       (1,872)       (2,000)
  Distributions to shareholders..................................................................       (7,474)           --
                                                                                                      --------       -------
  Net cash provided by financing activities......................................................       24,805        29,029
                                                                                                      --------       -------
  Net (decrease) increase in cash and cash equivalents...........................................          141          (302)
  Cash and cash equivalents at beginning of year.................................................        1,962         1,645
                                                                                                      --------       -------
Cash and cash equivalents at end of period.......................................................     $  2,103       $ 1,343
                                                                                                      ========       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.....................................................................................     $  9,288       $14,817
    Income taxes.................................................................................          221           499

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     Information with respect to the three and nine months ended September 30, 1998 and 1997 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows of Salem Communications Corporation and Subsidiaries (the "Company"), for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Salem Communications Corporation and Subsidiaries' Special Financial Report filed pursuant to Rule 15d-2 promulgated under the Securities Exchange Act of 1934, as amended, under cover of Form 10-K for the year ended December 31, 1997.

NOTE 2. MUSIC LICENSING FEE CREDIT

     The Company recorded a one-time credit of approximately $453,000 during the quarter ended September 30, 1998 related to music licensing fees (the Music Licensing Fee Credit). The amount represents the proceeds of a settlement between the Company and the two largest performance rights organizations.

NOTE 3. RADIO STATION ACQUISITIONS AND DISPOSITIONS

     In August 1998, the Company purchased the assets of radio station KIEV-AM, Glendale, California, for $33.4 million, $30.4 million of which was paid to the seller at closing. The remaining $3 million is for real estate and is not payable until 18 months after the date of closing. The Company entered into a lease for the real estate. The Company recorded the $3 million purchase price plus the lease payments less imputed interest as a $2.8 million capital lease obligation. The Company borrowed $26 million under its Credit Agreement (and paid the balance of the purchase price from available cash) to close the purchase.

     In August 1998, the Company purchased the assets of radio station KKMO-AM, Tacoma, Washington, for $500,000. The Company paid for the station from available cash.

     In August 1998, the Company sold the assets of radio station KTSL-FM, Spokane, Washington, for $1.3 million.

NOTE 4. SUBSEQUENT EVENTS

     In August 1998, the Company agreed to sell the assets of radio station KAVC-FM, Lancaster, California, for $1.6 million. The Company anticipates that the sale will close in November 1998.

     In October 1998, the Company purchased the assets of radio stations KTEK-AM, Houston, Texas and KYCR-AM, Minneapolis, Minnesota, for $2.7 million. The Company borrowed $1 million under its Credit Agreement (and paid the balance of the purchase price from available cash) to close the purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


  The following discussion of the financial condition and results of operations of the Salem Communications Corporation, a California corporation (the "Company"), should be read in conjunction with the consolidated financial statements and related notes thereto.

  The Company is a radio broadcast company that focuses on serving the religious/conservative listening audience. The Company's two primary businesses include the ownership and operation of religious format radio stations and the development and expansion of a national radio network (the "Network") offering talk programming, news and music to affiliated stations. At September 30, 1998, the Company owned and/or operated 44 stations concentrated in 27 geographically diverse markets across the United States.

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

RESULTS OF OPERATIONS

  Net Revenue.   Net revenue increased approximately $2.3 million or 13.6% to
$19.2 million for the quarter ended September 30, 1998 from $16.9 million for the same quarter of the prior year. Net revenue increased approximately $6.2 million or 12.6% to $55.6 million for the nine month period ended September 30, 1998 from $49.4 million for the same period of the prior year. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements ("LMAs") entered into during 1998 and 1997 provided approximately $300,000 of the increase for the quarter ended September 30, 1998 over the same quarter of the prior year, and approximately $600,000 for the nine month period ended September 30, 1998 over the same period of the prior year. For stations and networks owned and operated over the comparable period in 1997 and 1998, net revenue improved approximately $2.0 million or 11.9% to $18.8 million for the quarter ended September 30, 1998 from $16.8 million for the same quarter of the prior year, and approximately $5.6 million or 11.3% to $55.0 million for the nine month period ended September 30, 1998 from $49.4 million for the same period of the prior year due primarily to increases in on-air inventory and improved selling efforts and to a lesser extent to program rate increases.

  Station Operating Expenses.   Station operating expenses increased
approximately $400,000 or 4.1% to $10.2 million for the quarter ended September 30, 1998 from $9.8 million for the same quarter of the prior year. Station operating expenses increased approximately $1.1 million or 3.8% to $30.2 million for the nine month period ended September 30, 1998 from $29.1 million for the same period of the prior year. The Company recorded the Music Licensing Fee Credit of $453,000 during the quarter ended September 30, 1998. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for LMAs entered into during 1998 and 1997 provided approximately $253,000 of the increase for the quarter ended September 30, 1998 over the same quarter of the prior year, and approximately $400,000 for the nine month period ended September 30, 1998 over the same period of the prior year. For stations and networks owned and operated over the comparable period in 1997 and 1998, and excluding the Music Licensing Fee Credit, station operating expenses increased approximately $600,000 or 6.1% to $10.4 million for the quarter ended September 30, 1998 from $9.8 million for the same quarter of the prior year, and approximately $1.2 million or 4.1% to $30.2 million for the nine month period ended September 30, 1998 from $29.0 million for the same period of the prior year due primarily to expenses incurred to produce the increased revenue in the nine month period, as described above.

  Broadcast Cash Flow.   Broadcast Cash Flow increased approximately $2.0
million or 28.2% to $9.1 million for the quarter ended September 30, 1998 from $7.1 million for the same quarter of the prior year. Broadcast Cash Flow increased approximately $5.1 million or 25.0% to $25.5 million for the nine month period ended September 30, 1998 from $20.4 million for the same period of the prior year. As a percentage of net revenue, Broadcast Cash Flow increased to 47.1% for the quarter ended September 30, 1998 from 41.2% for the same quarter of the prior year. As a percentage of net revenue, Broadcast Cash Flow increased to 45.8% for the nine month period ended September 30, 1998 from 41.2% for the same period of the prior year. The increases are primarily attributable to the Music Licensing Fee Credit and the improved performance of stations acquired in 1996 and 1997 that previously operated with formats other than religious formats. These acquired and reformatted stations typically produce lower margins during the early phase of the transition period from a non-religious format to a religious format. Broadcast Cash Flow margins improve as the Company implements scheduled program rate increases and increases spot advertising revenue on the stations.

  Corporate Expenses.   Corporate expenses decreased approximately $400,000 or
26.7% to $1.5 million for the quarter ended September 30, 1998 from $1.9 million for the same quarter of the prior year. The decrease is primarily attributable to costs incurred for potential acquisitions which were abandoned and expensed in the quarter ended September 30, 1997. Corporate expenses increased approximately $200,000 or 4.3% to $4.9 million for the nine month period ended September 30, 1998 from $4.7 million for the same period of the prior year. The increase is primarily attributable to additional personnel and overhead costs associated with station acquisitions in 1997 and 1998.

  EBITDA.   EBITDA increased approximately $2.4 million or 46.2% to $7.6 million for the quarter ended September 30, 1998 from $5.2 million for the same quarter of the prior year. EBITDA increased approximately $4.9 million or 31.2% to $20.6 million for the nine month period ended September 30, 1998 from $15.7 million for the same period of the prior year. As a percentage of net revenue, EBITDA increased to 39.6% for the quarter ended September 30, 1998 from 30.8% for the same quarter of the prior year. As a percentage of net revenue, EBITDA increased to 37.1% for the nine month period ended September 30, 1998 from 31.8% for the same period of the prior year.

  Tax Reimbursements to S Corporation Shareholders.   There were no tax
reimbursements to S corporation shareholders for the nine month period ended September 30, 1998 because of the Reorganization which took place in August 1997. New Inspiration and Golden Gate became wholly-owned subsidiaries of the Company in August 1997 pursuant to the Reorganization. The S corporation status of New Inspiration and Golden Gate was terminated in the Reorganization.

  Depreciation and Amortization.   Depreciation and amortization expense
increased approximately $300,000 or 9.4% to $3.5 million for the quarter ended September 30, 1998 from $3.2 million for the same quarter of the prior year, primarily due to radio station and network acquisitions consummated during 1997 and 1998. Depreciation and amortization expense increased approximately $800,000 or 8.5% to $10.2 million for the nine month period ended September 30, 1998 from $9.4 million for the same period of the prior year, primarily due to radio station and network acquisitions consummated during 1997 and 1998.

  Other Income (Expense).   Interest income was essentially unchanged for the
third quarter of 1998 and 1997, and for the nine month periods ended September 30, 1998 and 1997. Gain (loss) on disposal of assets increased approximately $268,000 to $270,000 for the quarter ended September 30, 1998 compared to the same quarter of the prior year, primarily due to the gain on sale of radio station KTSL-FM in the third quarter of 1998. Gain (loss) on disposal of assets increased approximately $(175,000) to $(365,000) for the nine month period ended September 30, 1998 compared to the same period of the prior year, primarily due to the write off of abandoned assets at one of the Company's radio stations in the second quarter of 1998 offset in part by the gain on the sale of KTSL-FM in the third quarter of 1998. Interest expense increased approximately $900,000 or 29.0% to $4.0 million for the quarter ended September 30, 1998 from $3.1 million for the same quarter of the prior year. Interest expense increased approximately $3.0 million or 35.3% to $11.5 million for the nine month period ended September 30, 1998 from $8.5 million for the same period of the prior year. The increases in interest expense are primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997 and 1998. Other expense was essentially unchanged for the third quarter of 1998 and 1997, and for the nine month periods ended September 30, 1998 and 1997.

  Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (i.e., effective tax rate) was 47.6% for the quarter ended September 30, 1998 and (21.6)% for the same quarter of the prior year, and (24.6)% for the nine month period ended September 30, 1998 and (40.9)% for the same period of the prior year. For the quarter and nine month period ended September 30, 1997, the effective tax rate may differ from the federal statutory income tax rate of 34.0% because of the effect of state income taxes and the exclusion of federal income taxes relating to the S corporations. The increases in the effective tax rate are primarily due to an increase in state income taxes and the inclusion of income from New Inspiration and Golden Gate, which were S corporations prior to the Reorganization in August 1997.

  Net Income (Loss).   The Company recognized net income of approximately
$184,000 for the quarter ended September 30, 1998, compared to a net loss of approximately ($2.3) million for the same quarter of the prior year. The Company recognized a net loss of approximately ($1.2) million for the nine month period ended September 30, 1998, compared to a net loss of approximately ($3.7) million for the same period of the prior year. Included in the net loss for 1997 is a $1.1 million extraordinary loss for the write off of deferred financing costs and termination fees related to the repayment of the Company's prior credit agreement which was repaid in full upon issuance of the Old Notes on September 25, 1997.

LIQUIDITY AND CAPITAL RESOURCES

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

  The Company anticipates funding future acquisitions from operating cash flow and borrowings, including borrowings under the Credit Agreement. At September 30, 1998, $31.0 million was outstanding under the Company's Credit Agreement. The maximum amount that the Company may borrow under the Credit Agreement is limited by the Company's debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the Credit Agreement (the "Adjusted Debt to Cash Flow Ratio"). At September 30, 1998, the maximum Adjusted Debt to Cash
Flow Ratio allowed under the Credit Agreement was 6.75 to 1. The Company's ability to borrow for the purpose of acquiring a radio station is further limited by the Credit Agreement in that the Company may not borrow for an acquisition if the Adjusted Debt to Cash Flow Ratio is greater than 6.0 to 1. At September 30, 1998, the Adjusted Debt to Cash Flow Ratio was 6.22 to 1, resulting in total borrowing availability of approximately $15.4 million, none of which can currently be used for radio station acquisitions. In addition to debt service requirements under the Credit Agreement, the Company is required to pay approximately $14.3 million per annum in interest on the Notes.

  The Credit Agreement contains certain additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, among other things, and with certain exceptions, limits the Company's ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make certain investments or loans and change the nature of its business. The Credit Agreement also requires the satisfaction by the Company of certain financial covenants, which will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described above (not greater than 6.75 to 1 at September 30, 1998), minimum interest coverage (not less than 1.25 to 1 at September 30, 1998), minimum debt service coverage (a static ratio of not less than 1.10 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.10 to 1).

  Management believes that cash flow from operations and borrowings under the Credit Agreement (as the Company anticipates the Credit Agreement will be amended) should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next twelve months.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

  The term "year 2000 issue" (the year 2000 referred to as "Y2K") is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits (instead of four) to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

  In early 1998 the Company began implementing the assessment phase of its plan to address the Y2K issue in each broadcast area and has substantially completed a Y2K assessment phase of its computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems (ii) traffic scheduling and billing systems (iii) accounting and financial reporting systems, and (iv) local area networking infrastructure. As part of the assessment phase, the Company initiated formal communication with all of its key business partners to identify their exposure to the Y2K issue. This assessment will target potential external risks related to the Y2K issue and is still in progress, but is expected to be completed by the end of the first quarter of 1999. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, and have not been material to date and are not expected to be material through completion of the phase.

  The remediation phase is the next step in the Company's plan to address the Y2K issue. Activities during this phase are in progress and include, if necessary, the actual repair, replacement, or upgrade of the Company's systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems, and traffic scheduling and billing systems. The Company currently is implementing a new accounting and financial reporting system which is Y2K ready and should be completed by the end of 1998. Costs related to this new system, expected to be approximately $200,000, will be included in capital expenditures. The final plan phase, the testing phase, will include the actual testing of the enhanced and upgraded systems. This process will include internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule is being developed and will begin during the first quarter of 1999 and is expected to be completed by the end of the second quarter. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. The Company would expect to complete such plans by the end of the third quarter of 1999. The Company anticipates minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to the Company's control. The Company believes that its Y2K compliance issues from all phases of its plan will be resolved on a timely basis and that any related costs will not have a material impact on the Company's operations, cash flows, or financial condition of future periods.

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

  (b) REPORTS ON FORM 8-K

    The Company filed a report on Form 8-K dated September 3, 1998, relating to the acquisition of the assets of radio station KIEV-AM, Glendale, California.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, SALEM COMMUNICATIONS CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

Date: Noverber 16, 1998                   Salem Communications Corporation

                                                /s/ Edward G. Atsinger III
                                          By: _________________________________
                                            Edward G. Atsinger III
                                            President and Chief Executive
                                            Officer

                                                     /s/ Dirk Gastaldo
Date: November 16, 1998                     ___________________________________
                                            Dirk Gastaldo
                                            Vice President and Chief Financial
                                            Officer (Principal Financial
                                            Officer)

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