Form 10-K405
period 1998-12-31
SALEM COMMUNICATIONS CORP /CA/
filed 1999-03-31
CIK 1049664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 333-41733


                        SALEM COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               CALIFORNIA                                    77-0121400
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)


    4880 SANTA ROSA ROAD, SUITE 300
          CAMARILLO, CALIFORNIA                                 93012
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (805) 987-0400

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 1999: $0.00

        As of March 31, 1999 there were 81,627 shares of common stock of Salem Communications Corporation outstanding.

================================================================================

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
      PURSUANT TO 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
              (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        We have no obligation to deliver, and have not delivered, to our security holders any annual reports covering the last fiscal year or proxy soliciting material to our security holders with respect to any annual or other meeting of security holders.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                   PART I

Item 1.    Business....................................................    11

Item 2.    Properties..................................................    11

Item 3.    Legal Proceedings...........................................    11

Item 4.    Submission of Matters to a Vote of Security Holders.........    11

                                 PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................    12

Item 6.    Selected Consolidated Financial Information ................    12

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    13

Item 7A    Quantitative and Qualitative Disclosures About Market Risk..    21

Item 8.    Financial Statements and Supplementary Data.................    21

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    21

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant..........    22

Item 11.   Executive Compensation......................................    25

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................    28

Item 13.   Certain Relationships and Related Transactions..............    29

                                 PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K....................................................     32

           Signatures..................................................     38

           Financial Statements........................................    F-1

           Schedule II -- Valuation and Qualifying Accounts............    S-1

           Index to Exhibits...........................................    E-1

                                     PART I

ITEM 1. BUSINESS.

        From time to time, in both written reports and oral statements, we make "forward-looking statements" within the meaning of Federal and state securities laws. Disclosures that use words such as we "believe," "anticipate," "expect," "may" or "plan" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current expectations and are based upon data available to us at the time of the statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. Any such forward-looking statements, whether made in this report or elsewhere, should be considered in context with the various disclosures made by us about our business. These projections or forward-looking statements fall under the safe harbors of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

        All metropolitan statistical area ("MSA") rank information used in this report is from the Fall 1998 Radio Market Survey Schedule & Population Rankings published by The Arbitron Company. According to the Radio Market Survey, the population estimates used were based upon 1990 U.S. Bureau Census estimates updated and projected to January, 1999 by Market Statistics, based on the data from Sales & Marketing Management's 1997 Survey of Buying Power. Information regarding the number of radio stations in the United States featuring religious talk and music formats, the number of stations featuring religious formats, the size of the listening audience for religious programming and the number of stations owned and/or operated in the top 25 radio markets by competitors of the company have been obtained from the 1999 Broadcasting & Cable Yearbook, The M Street Journal (November 18, 1998), Religion & Media Quarterly (July 1997) and the 1998 Directory of Religious Media.

GENERAL

        Salem is the largest U.S. radio broadcasting company, measured by number of stations and audience coverage, providing programming targeted at audiences interested in religious and family issues. Our core business, developed over the last 25 years, is the ownership and operation of radio stations in large metropolitan markets. We own or operate 45 radio stations, including 33 stations which broadcast to 19 of the top 25 markets in terms of audience size. Our competitor with the next highest presence in the top 25 markets owns and/or operates 16 stations in 8 of such major markets. We also operate Salem Radio Network(R), a national radio network offering syndicated talk, news and music programming to over 1,100 affiliated radio stations.

        Traditionally, we have programmed radio stations with our primary format, talk programming with religious and family themes. This format generally features nationally syndicated and local programs produced by organizations that purchase block program time on our stations. We also program some of our radio stations with news/talk and music formats that complement our primary format.

        Our founders, our current CEO and chairman, are career radio broadcasters who have owned and operated radio stations with religious and family issues formats for the last 25 years. As Salem has grown, we have recruited managers with strong radio backgrounds and a commitment to our format. Our senior managers have an average of 25 years of industry experience and 9 years with Salem. Our management has a track record of successfully identifying, acquiring and operating new radio stations.

        We continue to seek new ways to expand and integrate our distribution and content capabilities. We recently acquired magazine, Internet and software businesses that direct their content to persons with interests that are similar to those of our targeted radio audience. We will continue to opportunistically pursue acquisitions of new media and other businesses that serve our audience. We plan to use these businesses, together with our radio stations and network, to attract and retain a larger audience and customer base.

        We were incorporated in California in 1986 in connection with a combination of most of the radio station holdings of our principal shareholders, Edward G. Atsinger III and Stuart W. Epperson. Each of the principal shareholders owned 50% of our outstanding common stock. New Inspiration Broadcasting Company, Inc., the licensee of KKLA-FM, Los Angeles, and Golden Gate Broadcasting Company, Inc., the licensee of KFAX-AM, San Francisco, were owned by the principal shareholders and Mr. Epperson's wife, Nancy A. Epperson. New Inspiration and Golden Gate were both "S corporations," as that term is defined in the Internal Revenue Code of 1986, as amended. In August 1997, we, New Inspiration and Golden Gate effected a reorganization pursuant to which New Inspiration and Golden Gate became our wholly owned subsidiaries.
The S corporation status of New Inspiration and Golden Gate was terminated in the reorganization. As a result of the reorganization our outstanding common stock is owned by Mr. Atsinger (50%), Mr. Epperson (36.8%) and Mrs. Epperson (13.2%). See "Securities Ownership of Certain Beneficial Owners and Management."

DEVELOPMENT OF THE BUSINESS

     In 1998, we completed the purchase of the following radio stations:

                                                             PURCHASE
     DATE             MARKET        STATION   MSA RANK(1)      PRICE
     ----             ------        -------   -----------   -----------
August 1998     Los Angeles, CA     KIEV-AM         2        33,210,000
August 1998     Seattle-Tacoma, WA  KKMO-AM        14           500,000
October 1998    Houston, TX         KTEK-AM        10         2,561,000(2)
                Minneapolis, MN     KYCR-AM        18

-------------------------
(1) "MSA" means metropolitan statistical area.

(2) Combined purchase price for KTEK-AM and KYCR-AM acquisitions.

RADIO STATIONS

     We own and operate 45 radio stations in 27 markets. The following table sets forth information about each of Salem's stations in order of market size:

                                   MSA
           MARKET(1)             RANK(2)   STATION CALL LETTERS    YEAR ACQUIRED
           ---------             -------   --------------------    -------------
New York, NY(3)................      1     WMCA-AM; WWDJ-AM       1989; 1994
Los Angeles, CA................      2     KKLA-FM; KLTX-AM;      1985; 1986;
                                           KIEV-AM                1998
Chicago, IL....................      3     WYLL-FM                1990
San Francisco, CA..............      4     KFAX-AM                1984
Philadelphia, PA...............      5     WFIL-AM; WZZD-AM       1993; 1994
Dallas-Ft. Worth, TX...........      7     KWRD-FM                1996
Boston, MA.....................      8     WEZE-AM                1997
Washington, D.C................      9     WAVA-FM                1992
Houston-Galveston, TX..........     10     KKHT-FM; KENR-AM;      1995; 1995;
                                           KTEK-AM                1998
Seattle-Tacoma, WA.............     14     KGNW-AM; KLFE-AM;      1985; 1994;(4);
                                           KKOL-AM; KKMO-AM       1998
Phoenix, AZ....................     15     KPXQ-AM                1996
San Diego, CA..................     16     KPRZ-AM                1986
Minneapolis-St. Paul, MN.......     18     KKMS-AM; KYCR-AM       1996; 1998
Baltimore, MD..................     20     WITH-AM(5)             1997
Pittsburgh, PA.................     21     WORD-FM; WPIT-AM       1989; 1993
Denver-Boulder, CO.............     23     KRKS-FM; KRKS-AM;      1993; 1994;
                                           KNUS-AM                1996
Cleveland, OH..................     24     WHK-AM; WCCD-AM        1997
Portland, OR...................     25     KPDQ-FM; KPDQ-AM       1986; 1986
Cincinnati, OH.................     26     WTSJ-AM                1997
Sacramento, CA.................     28     KFIA-AM; KTKZ-AM       1995; 1997
Riverside-San Bernardino, CA...     29     KKLA-AM(6)             1986
Columbus, OH...................     33     WRFD-AM                1982
San Antonio, TX................     34     KSLR-AM                1994
Akron, OH......................     68     WHLO-AM                1997
Colorado Springs, CO...........     93     KGFT-FM; KBIQ-FM;      1996; 1996;
                                           KPRZ-FM                1996
Oxnard, CA.....................    106     KDAR-FM                1974
Canton, OH.....................    123     WHK-FM(7)              1997

-------------------------
(1) Actual city of license may differ from metropolitan market served.
(2) "MSA" means metropolitan statistical area.
(3) This market includes the Nassau-Suffolk, NY Metro market which independently has a MSA rank of 17.
(4) The company operates the station, which is licensed to a corporation owned by the principal shareholders of the company, under the terms of a local marketing agreement. The principal shareholders and the company are parties to an Option to Purchase Agreement whereunder the company has been granted an option to purchase KKOL-AM from the principal shareholders at any time on or before December 31, 1999.
(5) The station is simulcast with WAVA-FM, Washington, D.C.
(6) The station is simulcast with KKLA-FM, Los Angeles.
(7) The station is simulcast with WHK-AM, Cleveland.

     Program Revenue. For the year ended December 31, 1998, we derived 35.5% and 14.7% of our gross revenue, or $30.3 million and $12.6 million, respectively, from the sale of nationally syndicated and local block program time. We derive nationally syndicated program revenue from a programming customer base consisting primarily of geographically diverse, well-established non-profit religious and educational organizations that purchase time on stations in a large number of markets in the United States. Nationally syndicated program producers typically purchase 13, 26 or 52 minute blocks on a Monday through Friday basis and may offer supplemental programming for weekend release. We obtain local program revenue from community organizations and churches that typically purchase time primarily for weekend release and from local speakers who purchase daily releases. We have been successful in assisting quality local programs to expand into national syndication.

     Advertising Revenue. For the year ended December 31, 1998, we derived 30.6% of our gross revenue, or $26.1 million from the sale of local spot advertising and 5.2% of our gross revenue, or $4.5 million from the sale of national spot advertising.

     Operations. Each of the radio markets in which we have a presence has a general manager who is responsible for day-to-day operations, local spot advertising sales and, where applicable, local program sales for all of our stations in the market. We pay our general managers a base salary plus a percentage of the respective station's net operating income. For each station we also have a staff of full and part-time engineering, programming and sales personnel. We pay our sales staff on a commission basis.

     We have decentralized our operations in response to the rapid growth we have experienced in recent years. Our operations vice presidents, some of whom are also station general managers, oversee several markets on a regional basis. Our operations vice presidents are experienced radio broadcasters with expertise in sales, programming and production. We will continue to rely on this strategy of decentralization and encourage operations vice presidents to apply innovative techniques to the operations they oversee which, if successful, can be implemented in our other stations.

     Our corporate headquarters personnel oversee the placement and rate negotiation for all nationally syndicated programs. Centralized oversight of this component of company revenue is necessary because our key program customers purchase time in many of our markets. Corporate headquarters personnel also are responsible for centralized reporting and financial functions, benefits administration, engineering oversight and other support functions designed to provide resources to local management.

     Satellite Radio. In August 1998 we expanded our reach by entering into an exclusive agreement with XM Satellite Radio, Inc. to develop, produce, supply and market religious and family issues audio programming which will be distributed by a subscriber-based satellite digital audio radio service. XM Satellite Radio, Inc. is one of two FCC licensees for this service (which is expected to commence in the year 2000) and it will have the capability of providing up to 100 channels of audio programming. We have agreed to provide religious and family issues talk programming on one channel and youth and adult religious music programming on two additional channels.

     We believe that the listening audiences for our radio stations, which provide the financial support for program producers purchasing time on these stations, are responsive to affinity advertisers that promote products targeted to audiences interested in religious and family issues and are receptive to direct response appeals such as those offered through infomercials. All of our stations have affinity advertising customers in their respective markets. Local church groups and many community organizations such as rescue missions and family crisis support services can often effectively reach their natural constituencies by advertising on religious format stations. Significant advertising is also purchased by local and nationally affiliated religious bookstores, publishers specializing in inspirational and religious literature and other businesses that desire to specifically target audiences interested in religious and family issues. We also generate spot advertising revenue from general market retailers, including automobile dealers and grocery store chains, in many of our stations' markets.

SALEM RADIO NETWORK(R)

     In 1993, we established Salem Radio Network(R) in connection with our acquisition of certain assets of the former CBN Radio Network. Establishment of Salem Radio Network(R) was a part of our overall business strategy to develop a national network of affiliated radio stations anchored by our owned and operated radio stations in major markets. Salem Radio Network(R) which is headquartered in Dallas, develops, produces and syndicates a broad range of programming specifically targeted to religious and family issues talk and music stations as well as general market news/talk stations. Currently, we have rights to six full-time satellite channels and all Salem Radio Network(R) product is delivered to affiliates via satellite.

     As of January 31, 1999, Salem Radio Network(R) had approximately 1,100 affiliate stations, including our owned and operated stations, that broadcast one or more of the offered programming options. These programming options feature talk shows, news and music. Network operations also include commission revenue of Salem Radio Representatives from unaffiliated customers and an allocation of operating expenses estimated to relate to such commissions. Salem Radio Representatives, a wholly owned subsidiary of Salem, sells all national commercial advertising placed on Salem Radio Network's commercial affiliate radio stations. Salem Radio Network's gross revenue for the year ended December 31, 1998 was $6.1 million. Salem Radio Network(R) incurred a net operating loss of $392,000 for the year ended December 31, 1998.

     Salem Radio Representatives. The company established Salem Radio Representatives in 1992 as a sales representation company specializing in placing national advertising on religious format radio stations. Salem Radio Network(R) has an exclusive relationship with Salem Radio Representatives, for the sale of available Salem Radio Network(R) spot advertising. Salem Radio Representatives receives a commission on all Salem Radio Network(R) sales. Salem Radio Representatives also contracts with individual radio stations to sell air time to national advertisers desiring to include selected company stations in national buys covering multiple markets.

NEW MEDIA

     Internet. In January 1999, we purchased the assets of OnePlace, LLC for $6.2 million. OnePlace, based in Greensboro, North Carolina, provides Internet e-commerce, consumer profiling and other information technologies to the Christian products industry. In addition, OnePlace(TM) publishes a variety of content and software, including church management software and GuardiaNet(TM), an Internet based web screening software.

     Magazines. In January 1999, we purchased CCM Communications, Inc. for $1.9 million. CCM, based in Nashville, Tennessee, has published magazines since 1978 which follow the contemporary Christian music industry. CCM's flagship publication, CCM Magazine, is a monthly music magazine offering interviews with artists, issue-oriented features, album reviews and concert schedules. Through CCM's recent acquisition of the Christian Research Report, the leading trade publication providing rating information to contemporary Christian music formatted radio stations, and its continued publication of CCM Update, the leading trade publication providing rating information to contemporary Christian music producers and retailers, we are uniquely positioned to track contemporary Christian music audience trends.

     Software Publishing. In January 1999, we agreed to purchase the assets of NavPress Software, based in Austin, Texas, for $550,000. NavPress is a developer and supplier of electronic Bible and Christian reference books and Bible study software applications, including its best known products WORDsearch and LESSONmaker. Included within the company's product lines are Bible translations, commentaries, dictionaries, maps and illustrations, and classic Christian works.

COMPETITION

     Radio. The radio broadcasting industry, including the religious and family issues format segment of this industry, is a highly competitive business. The financial success of each of our radio stations that features talk programming is dependent, to a significant degree, upon its ability to generate revenue from the sale of block program time to national and local religious and educational organizations. We compete for this program revenue with a number of different commercial and noncommercial radio station licensees. While no group owner in the United States specializing in the religious format approaches Salem in size of potential listening audience and presence in major markets, religious format stations exist and enjoy varying degrees of prominence and success in all markets. We own and operate 33 radio stations, which broadcast to 19 of the top 25 radio markets in terms of audience size. Our competitor with the next highest presence in the top 25 markets owns and/or operates only 16 stations in 8 of such major markets.

     We also compete for revenue in the spot advertising market with other commercial religious format and general format radio station licensees. We compete in the spot advertising market with other media as well, including broadcast television, cable television, newspapers, magazines, direct mail and billboard advertising.

     Competition may also come from new media technologies and services that are being developed or introduced. These include delivery of audio programming by cable television and satellite systems, digital audio radio services, the Internet, personal communications services and the proposed authorization by the FCC of a new service of low powered, limited coverage FM radio stations. Digital audio broadcasting may deliver multiformat digital radio services by satellite to national and regional audiences. The quality of programming delivered by digital audio broadcasting would be equivalent to compact disc.

     The delivery of live and stored audio programming through the Internet has also created new competition. In addition, the anticipated commencement of satellite delivered digital audio radio services, which are intended to deliver multiple audio programming formats to local and national audiences, may create additional competition. We have attempted to address these existing and potential competitive threats through our recent Internet acquisition and through our exclusive arrangement to provide religious and family issues talk and music formats on one of the two FCC licensees of satellite digital audio radio services.

     Network. Salem Radio Network(R) competes with other commercial radio networks that offer news and talk programming to religious and general format stations and two noncommercial networks that offer religious music formats. Salem Radio Network(R) also competes with other radio networks for the services of talk show personalities.

     New Media. Our magazines compete for readers and advertisers with other publications that follow the religious music industry and publications that address issues of interest to church leadership. Our Internet business competes with other companies that deliver on-line audio programming and with web sites that offer content and e-commerce capabilities targeted to persons interested in religious and family issues.

EMPLOYEES

     At March 1, 1999, Salem employed 569 full-time and 235 part-time employees. None of Salem's employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES.

     The types of properties required to support our radio stations include offices, studios and tower and antenna sites. A station's studios are generally housed with its office in a downtown or business district. We generally select our tower and antenna sites to provide maximum market coverage. Salem Radio Network(R) operations are supported by offices and studios from which its programming originates or is relayed from a remote point of origination. The operations of our new media businesses are supported by office facilities.

     Our stations' studios and offices, Salem Radio Network's operations, the operations of our new media businesses and our corporate headquarters are located in leased facilities. Salem Radio Network(R) leases satellite transponders used for delivery of its programming. We either own or lease our radio station tower and antenna sites. We do not anticipate difficulties in renewing those leases that expire within the next several years or in obtaining other lease arrangements, if necessary.

     We lease certain property from the principal shareholders or trusts and partnerships created for the benefit of the principal shareholders and their families. See "Certain Relationships and Related Transactions -- Leases from Principal Shareholders." All such leases have cost of living adjustments. Based upon our management's assessment and analysis of local market conditions for comparable properties, we believe such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.

     No one property is material to our overall operations. We believe that our properties are in good condition and suitable for our operations; however, we continually evaluate opportunities to upgrade our properties. We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in various routine legal proceedings, incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial condition or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 10, 1999, the security holders of the company gave their unanimous written consent to re-elect as directors of the company, the following five individuals: Edward G. Atsinger III, Stuart W. Epperson, Eric H. Halvorson, Richard A. Riddle, Roland S. Hinz.

     No other matters have been submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        (a) There is no established public trading market for the company's common stock.

        (b) HOLDERS. As of March 31, 1999, there are three holders of the company's common stock.

        (c) DIVIDENDS. No cash dividends were declared for any class of common equity in the last two fiscal years. See "Management's Discussion and Analysis of Financial Condition and Operating Results" for description of limitations on the company's ability to declare dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

     The selected consolidated financial information should be read in conjunction with the company's consolidated financial statements.

                                                                Year Ended December 31
                                            ------------------------------------------------------------
                                               1994        1995         1996         1997         1998
                                            --------     --------     --------     --------     --------
                                                                (dollars in thousands
                                                          except per share data and ratios)
Statement of Operations Data:
Net revenue .............................   $ 38,575     $ 48,168     $ 59,010     $ 67,912     $ 77,891
Operating expenses:
  Station operating expenses ............     22,179       27,527       33,463       39,626       42,526
  Corporate expenses ....................      3,292        3,799        4,663        6,210        7,395
  Tax reimbursements to S
    corporations ........................        977        2,057        2,038        1,780           --
  Depreciation and amortization .........      7,633        7,884        8,394       12,803       14,058
                                            --------     --------     --------     --------     --------
Operating expenses ......................     34,081       41,267       48,558       60,419       63,979
                                            --------     --------     --------     --------     --------
  Net operating income ..................      4,494        6,901       10,452        7,493       13,912
Other income (expense:
  Interest income/expense, net ..........     (3,438)      (6,327)      (6,838)     (12,476)     (15,650)
  Gain (loss) on disposal of assets .....       (482)          (7)      16,064        4,285          236
  Other income (expense) ................       (135)        (255)        (270)        (389)        (422)
                                            --------     --------     --------     --------     --------
Total other income (expense) ............     (4,055)      (6,589)       8,956       (8,580)     (15,836)
Income (loss) before income taxes and
 extraordinary item .....................        439          312       19,408       (1,087)      (1,924)
Provision (benefit) for income taxes ....       (247)        (204)       6,655          106         (343)
                                            --------     --------     --------     --------     --------
Income (loss) before extraordinary item .        686          516       12,753       (1,193)      (1,581)
Extraordinary gain (loss) (1) ...........         --         (394)          --       (1,185)          --
                                            --------     --------     --------     --------     --------
Net income (loss) .......................   $    686     $    122     $ 12,753     $ (2,378)    $ (1,581)
                                            ========     ========     ========     ========     ========
Pro forma net income (loss) (2) .........   $    848     $  1,024     $ 12,838     $   (770)    $ (1,581)
                                            ========     ========     ========     ========     ========

Other Data:
Cash flows provided by operating
 activities .............................   $  7,482     $  7,681     $ 10,495     $  7,314     $ 11,015
Cash flows used in investing activities .   $(18,806)    $(27,681)    $(18,923)    $(26,326)    $(31,762)
Cash flows provided by financing
 activities .............................   $ 11,827     $ 19,227     $  9,383     $ 18,695     $ 21,019
Broadcast cash flow (3) .................   $ 16,396     $ 20,641     $ 25,547     $ 28,286     $ 35,365
Broadcast cash flow margin (4) ..........       42.5%        42.9%        43.3%        41.7%        45.4%
EBITDA (3) ..............................   $ 13,104     $ 16,842     $ 20,884     $ 22,076     $ 27,970
Capital expenditures ....................   $  2,441     $  3,040     $  6,982     $  7,521     $  7,360
Purchase of radio stations ..............   $ 14,935     $ 24,550     $ 59,621     $ 19,436     $ 33,682
Earnings to fixed charges ratio (5) .....       1.1x         1.0x         3.2x          .9x          .9x

                                                         December 31
                                    ----------------------------------------------------
                                      1994       1995       1996       1997       1998
                                    --------   --------   --------   --------   --------
Balance Sheet Data:
Cash and cash equivalents .......   $  1,780   $  1,007   $  1,962   $  1,645   $  1,917
Working capital .................       1852      1,088      8,258      9,843     11,539
Intangible assets, net ..........     46,748     61,923    106,781    120,083    141,776
Total assets ....................     82,041    104,817    159,185    184,813    207,750
Long-term debt (including current
 portion) .......................     60,656     81,020    121,790    154,500    178,610
Shareholders' equity ............     13,160     13,282     20,354     10,682      9,101

---------------
(1) The extraordinary loss in 1995 and 1997 relates to the write-off of loan and related fees related to the repayment of long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of the Notes to Consolidated Financial Statements.

(2) The company's consolidated financial data for the periods presented include the results of operations, assets and liabilities of New Inspiration and Golden Gate, which were both S corporations under common ownership and control with the company prior to the reorganization. The S corporation status of New Inspiration and Golden Gate was terminated in the reorganization. Federal and state income taxes (except for a 1.5% state franchise tax) are not provided for New Inspiration and Golden Gate in the consolidated statements of operations of the company for the periods presented because the tax attributes of S corporations are passed through to their shareholders. Prior to the reorganization, New Inspiration and Golden Gate reimbursed the S corporation shareholders for their individual income tax liabilities on the earnings of the S corporations. These tax reimbursements to S corporation shareholders are reflected as an operating expense in the company's consolidated financial statements.

    In August 1997, the company, New Inspiration and Golden Gate effected the reorganization pursuant to which the S corporations became wholly owned by the company. To give effect to the reorganization, including the termination of the S corporation status of New Inspiration and Golden Gate, pro forma net income excludes the tax reimbursements to S corporation shareholders (because such amounts would not have been paid had New Inspiration and Golden Gate been subject to income taxes) and includes a pro forma tax provision at an estimated combined federal and state income tax rate of approximately 40% (to reflect an estimated income tax provision (benefit) of the company) as if the reorganization had occurred at the beginning of each period presented in the company's consolidated financial data. See "Business--General."

    The following table reflects the pro forma adjustments to historical net income:

                                                          Year Ended December 31
                                            -------------------------------------------------
                                             1994      1995       1996      1997       1998
                                            -------   -------    -------   -------    ------
                                                           (dollars in thousands)
Pro Forma Information
Income (loss) before income taxes and
 extraordinary item as reported above ...   $   439   $   312    $19,408   $(1,087)   $(1,924)
Add back tax reimbursements to S
corporation shareholders  ...............       977     2,057      2,038     1,780         --
                                            -------   -------    -------   -------    -------
Pro forma income (loss before income
 taxes and extraordinary item ...........     1,416     2,369     21,446       693     (1,924)
Pro forma income tax provision (benefit)        568       951      8,608       278       (343)
                                            -------   -------    -------   -------    -------
Pro forma income (loss) before
 extraordinary item .....................       848     1,418     12,838       415     (1,581)
Extraordinary gain (loss) ...............        --      (394)        --    (1,185)        --
                                            -------   -------    -------   -------    -------
Pro forma net income (loss) .............   $   848   $ 1,024    $12,838   $  (770)   $(1,581)
                                            =======   =======    =======   =======    =======

---------------
(3) "Broadcast cash flow" consists of net operating income before tax reimbursements to S corporation shareholders, depreciation and amortization and corporate expenses. "EBITDA" consists of net operating income before tax reimbursements to S corporation shareholders and depreciation and amortization. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating the company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP as a measure of liquidity or profitability. Moreover, broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, these measures are not necessarily comparable to similarly titled measures employed by other companies.
(4) Broadcast cash flow margin is broadcast cash flow as a percentage of net revenue.
(5) For purposes of computing the ratio of earnings to fixed charges, "earnings" consist of income from operations before income taxes plus fixed charges, and "fixed charges" consist of interest expense plus an allocation of a portion of rent expense representing interest. For the years ended December 31, 1995, 1997 and 1998, the company's earnings were inadequate to cover fixed charges; the coverage deficiency for the years ended December 31, 1995, 1997 and 1998 was $313,000, $1.0 million and $1.9 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period due to our acquisition activity.

     The principal sources of our revenue are:

          - the sale of block program time, both to national and local program producers,

          - the sale of broadcast time on our radio stations for advertising, both to national and local advertisers, and

          - the sale of broadcast time for advertising on Salem Radio
            Network(R).

     The following table shows gross revenue and the percentage of gross revenue for each revenue source.

                                              YEAR ENDED DECEMBER 31
                               -----------------------------------------------------
                                    1996               1997               1998
                               ---------------    ---------------    ---------------
                                              (DOLLARS IN THOUSANDS)
Block program time:
  National...................  $26,610    40.8%   $27,664    37.0%   $30,337    35.5%
  Local......................   10,869    16.7     11,392    15.2     12,558    14.7
                               -------   -----    -------   -----    -------   -----
                                37,479    57.5     39,056    52.5     42,895    50.2
Advertising:
  National...................    4,088     6.3      3,621     4.8      4,458     5.2
  Local......................   17,416    26.7     21,143    28.3     26,106    30.6
                               -------   -----    -------   -----    -------   -----
                                21,504    33.0     24,764    33.1     30,564    35.8
Infomercials(1)..............                       3,819     5.1      4,121     4.8
Salem Radio Network..........    5,270     8.1      6,186     8.3      6,053     7.1
Other........................      888     1.4      1,005     1.3      1,778     2.1
                               -------   -----    -------   -----    -------   -----
Gross revenue................   65,141   100.0%    74,830   100.0%    85,411   100.0%
                                         =====              =====              =====
Less agency commissions......    6,131              6,918              7,520
                               -------            -------            -------
Net revenue..................  $59,010            $67,912            $77,891
                               =======            =======            =======

---------------
(1) Prior to 1997, classification of revenue (i.e., national program, national advertising, local program or local advertising) from infomercials was determined at the discretion of local station general managers. In 1997, we began including revenue from infomercials in a separate category in order to establish uniformity of classification of revenue.

     Our revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and Salem Radio Network(R) charge. Correspondingly, the rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for on-air inventory, which in turn is based on our stations' and Salem Radio Network's ability to produce results for its advertisers. Each of our stations and Salem Radio Network(R) have a general pre-determined level of on-air inventory that they make available for block programs and advertising, which may vary at different times of the day. In recent years we have begun to place greater emphasis on the development of local spot sales in all of our markets. We encourage general managers and sales managers to create more spot inventory for sale. Additional spot inventory can be created in a variety of ways, such as removing programming which generates marginal audience response and adjusting the start time of programs to add inventory in more desirable dayparts. Our quarterly revenue varies throughout the year, as is typical in the radio broadcasting industry. Quarterly revenue from the sale of block program time does not tend to vary, however, since program rates are generally set annually.

     Our cash flow is affected by the transition period experienced by stations we have acquired that previously operated with formats other than the religious and family issues formats. During the transition period when we develop the station's program customer and listener base, such stations typically do not generate significant cash flow from operations.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve most of its on-air inventory for cash advertising, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold over 90% of our advertising time for cash. In addition, it is our general policy not to preempt advertising spots paid for in cash with advertising spots paid for in trade.

     The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses (e.g., rent and utilities). In addition to these expenses our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of stations, and due to existing borrowings and future borrowings, including outstanding senior subordinated notes and borrowings under our Credit Agreement.

     The performance of a radio group, such as us, is customarily measured by the ability of its stations to generate Broadcast Cash Flow and EBITDA. Broadcast Cash Flow is defined as net operating income before tax reimbursements to S corporation shareholders, depreciation and amortization and corporate expenses. EBITDA is defined as net operating income before tax reimbursements to S corporation shareholders and depreciation and amortization. Although Broadcast Cash Flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles, we believe that Broadcast Cash Flow and EBITDA are useful because they are generally recognized by the radio broadcasting industry as a measure of performance and are used by analysts who report on the performance of broadcast companies.

     Our consolidated statements of operations have included an operating expense called "tax reimbursements to S corporation shareholders." These amounts represent the income tax liability of our shareholders created by the income of New Inspiration and Golden Gate, which prior to the Reorganization were each S corporations. We consider the nature of this operating expense to be essentially equivalent to an income tax provision and have excluded this expense from the calculation of Broadcast Cash Flow and EBITDA for periods prior to August 13, 1997. Commencing August 13, 1997, pretax income of New Inspiration and Golden Gate is included in our consolidated income tax return and in our computation of the income tax provision included in our consolidated statement of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased approximately $10.0 million or 14.7% to $77.9 million in 1998 from $67.9 million in 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 and 1997 provided approximately $2.2 million of the increase. For stations owned and operated over the comparable period in 1998 and 1997, net revenue improved approximately $7.8 million or 11.6% to $75.2 million in 1998 from $67.4 million in 1997 due primarily to an increase in revenue at the stations we acquired in 1996 that previously operated with formats other than religious and family issues formats, program rate increases and to a lesser extent to increases in on-air inventory and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue increased from 33.1% in 1997 to 35.8% in 1998. Revenue from block program time as a percentage of our gross revenue decreased from 52.5% in 1997 to 50.2% in 1998. This change in our revenue mix is primarily due to our efforts to develop more local spot sales in all of our markets.

     Station Operating Expenses. Station operating expenses increased approximately $2.9 million or 7.3% to $42.5 million in 1998 from $39.6 million in 1997. Approximately $1.2 million of such increase was due to the inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1998 and 1997. For stations owned and/or operated over the comparable periods in 1998 and 1997, station operating expenses increased approximately $1.7 million or 4.3% to $41.0 million in 1998 from $39.3 million in 1997 primarily due to selling and production expenses incurred to produce the increased revenue in the periods, as described above. This increase was offset in part by a one-time credit of $453,000 that we recorded in 1998. The credit related to music licensing fees and represented the proceeds of a settlement between us and the two largest performance rights organizations.

     Broadcast Cash Flow. Broadcast Cash Flow increased approximately $7.1 million or 25.1% to $35.4 million in 1998 from $28.3 million in 1997. As a percentage of net revenue, Broadcast Cash Flow increased to 45.4% in 1998 from 41.7% in 1997. The increase is primarily attributable to the one-time credit for music licensing fees and the improved performance of stations and networks acquired in 1996 and 1997 that previously operated with formats other than religious and family issues formats. These acquired and reformatted stations typically produce lower margins during the early phase of the transition period from a non-religious format to a religious and family issues format. Broadcast Cash Flow margins improve as we implement scheduled program rate increases and increase spot advertising revenue on our stations.

     Corporate Expenses. Corporate expenses increased approximately $1.2 million or 19.4% to $7.4 million in 1998 from $6.2 million in 1997, primarily due to bonuses totaling $538,000 paid to our president and to our chairman of the board in 1998, and additional personnel and overhead costs associated with station acquisitions in 1998.

     EBITDA. EBITDA increased approximately $5.9 million or 26.7% to $28.0 million in 1998 from $22.1 million in 1997. As a percentage of net revenue, EBITDA increased to 35.9% in 1998 from 32.5% in 1997. The increase is primarily attributable to the one-time credit for music licensing fees and the improved performance of stations and networks acquired in 1996 and 1997 that previously operated with formats other than religious and family issues formats.

     Tax Reimbursements to S Corporation Shareholders. There were no tax reimbursements to S corporation shareholders for 1998 because of the reorganization of the predecessor to the company which took place in August 1997, compared to $1.8 million in tax reimbursements to S corporation shareholders for 1997. New Inspiration and Golden Gate became wholly-owned subsidiaries of the predecessor to the company in August 1997 pursuant to a reorganization. The S corporation status of New Inspiration and Golden Gate was terminated in the reorganization.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.3 million or 10.2% to $14.1 million in 1998 from $12.8 million in 1997, primarily due to radio station and network acquisitions consummated during 1998 and 1997.

     Other Income (Expense). Interest income was essentially unchanged for the year ended December 31, 1998 compared to 1997. Gain (loss) on disposal of assets decreased $4.1 million from $4.3 million in 1997 to $.2 million in 1998. The gain in 1997 was primarily due to the sale of WPZE-AM, Boston. Interest expense increased approximately $3.2 million or 25.2% to $15.9 million in 1998 from $12.7 million in 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1998 and 1997. Other expense was essentially unchanged for the year ended December 31, 1998 compared to 1997.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (i.e., effective tax rate) was (17.8)% for 1998 and 9.8% for 1997. The effective tax rate in 1998 differs from the federal statutory income tax rate of 34.0% because of the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate in 1997 differs from the federal statutory income tax rate of 34.0% because of the effect of state income taxes, the establishment of a deferred tax liability and provision of approximately $609,000 resulting from the reorganization, offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and therefore, not subject to federal income taxes) prior to the reorganization in August 1997.

     Net Loss. We recognized a net loss of approximately $1.6 million in 1998, compared to a net loss of approximately $2.4 million in 1997. Included in the net loss for 1997 is a $1.2 million extraordinary loss for the write off of deferred financing costs and termination fees related to the repayment of our prior credit agreement which we repaid in full upon issuance of the old notes on September 25, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased approximately $8.9 million or 15.1% to $67.9 million in 1997 from $59.0 million in 1996. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1997 and 1996 provided approximately $6.4 million of the increase. For stations owned and operated over the comparable period in 1997 and 1996, net revenue improved approximately $2.5 million or 4.4% to $58.7 million in 1997 from $56.2 million in 1996 due primarily to program rate increases and to a lesser extent to increases in on-air inventory and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue was essentially unchanged from 1996 to 1997. Revenue from block program time as a percentage of our gross revenue decreased from 57.5% in 1996 to 52.5% in 1997. Revenue from informercials was 5.1% of gross revenue in 1997. Prior to 1997, classification of revenue (i.e., national program, national advertising, local program or local advertising) from infomercials was determined at the discretion of local station general managers. This change in our revenue mix is primarily due to our efforts to develop more local spot sales in all of our markets, and to the separate reporting of revenue from infomercials beginning in 1997.

     Station Operating Expenses. Station operating expenses increased approximately $6.1 million or 18.2% to $39.6 million in 1997 from $33.5 million in 1996. Approximately $5.2 million of such increase was due to the inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1997 and 1996. For stations owned and/or operated over the comparable periods in 1997 and 1996, station operating expenses increased approximately $0.9 million or 3% to $30.9 million in 1997 from $30.0 million in 1996 primarily due to selling and production expenses incurred to produce the increased revenue in the periods, as described above.

     Broadcast Cash Flow. Broadcast Cash Flow increased approximately $2.8 million or 11.0% to $28.3 million in 1997 from $25.5 million in 1996. As a percentage of net revenue, Broadcast Cash Flow decreased to 41.7% in 1997 from 43.2% in 1996. The decrease is primarily attributable to lower margins achieved during the transition period of the stations and networks acquired in 1996 and 1997 that previously operated with formats other than religious and family issues formats.

     Corporate Expenses. Corporate expenses increased approximately $1.5 million or 31.9% to $6.2 million in 1997 from $4.7 million in 1996, primarily due to additional personnel and overhead costs associated with station acquisitions in 1997 (approximately $896,000 of the increase), bonuses paid to corporate officers in 1997 (approximately $155,000 of the increase), the write-off of costs incurred for potential station acquisitions which were abandoned (approximately $172,000 of the increase), and expenses incurred for officers' life insurance (approximately $277,000 of the increase), in 1997.

     EBITDA. EBITDA increased approximately $1.3 million or 6.3% to $22.1 million in 1997 from $20.8 million in 1996. As a percentage of net revenue, EBITDA decreased to 32.5% in 1997 from 35.3% in 1996. The decrease is primarily attributable to lower margins achieved during the transition period of the stations and networks acquired in 1996 and 1997 that previously operated with formats other than religious and family issues formats, and to increased corporate expenses in 1997 as compared to 1996.

     Tax Reimbursements to S Corporation Shareholders. Tax reimbursements to S corporation shareholders decreased approximately $0.2 million or 10.0% to $1.8 million in 1997 from $2.0 million in 1996, primarily due to decreased taxable income of the S corporations as a result of the termination of the S corporation status of New Inspiration and Golden Gate in August 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased approximately $4.4 million or 52.4% to $12.8 million in 1997 from $8.4 million in 1996, primarily due to radio station and network acquisitions consummated during 1997 and 1996.

     Other Income (Expense). Interest income decreased $293,000 to $230,000 in 1997 from $523,000 in 1996, primarily due to interest income earned in 1996 on a $14.0 million deposit from the sale of KDBX-FM, Portland. Gain (loss) on disposal of assets decreased $11.8 million from $16.1 million in 1996 to $4.3 million in 1997. The gain in 1997 was primarily due to the sale of WPZE-AM, Boston. The gain in 1996 was primarily due to the sale of KDBX-FM, Portland and KDFX-AM, Dallas. Interest expense increased approximately $5.3 million or 71.6% to $12.7 million in 1997 from $7.4 million in 1996, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997 and 1996. Other expense was essentially unchanged for the year ended December 31, 1997 compared to 1996.

     Provision (Benefit) for Income Taxes. Income tax provision (benefit) as a percentage of income (loss) before income taxes and extraordinary item (i.e., effective tax rate) was 9.8% for 1997 and 34.3% for 1996. The effective tax rate in 1997 differs from the federal statutory income tax rate of 34.0% because of the effect of state income taxes, the establishment of a deferred tax liability and provision of approximately $609,000 resulting from the reorganization offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and, therefore, not subject to federal income taxes) prior to the reorganization in August 1997. The effective tax rate in 1996 differs from the federal statutory income tax rate of 34.0% because of the effect of state income taxes, the effect of gains realized on the sale of radio stations in 1997, offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and, therefore, not subject to federal income taxes) prior to the reorganization in August 1997.

     Net Income (Loss). We recognized a net (loss) of approximately $2.4 million in 1997, compared to net income of $12.8 million in 1996. Included in the net loss for 1997 is a $1.2 million extraordinary loss for the write off of deferred financing costs and termination fees related to the repayment of our prior credit agreement which we repaid in full upon issuance of the old notes on September 25, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In the past, we principally financed acquisitions of radio stations through borrowings, including borrowings under credit agreements with banks, and, to a lesser extent, from cash flow from operations and selected asset dispositions. In September 1997, we issued and privately placed $150 million principal amount of 9 1/2% Senior Subordinated Notes due 2007. In March 1998, we consummated an offer for all outstanding notes, which were subject to certain restrictions on transfer, in exchange for notes registered pursuant to the Securities Act of 1933, as amended and thus not subject to such transfer restrictions. Pursuant to the exchange offer, the $150 million in principal amount of new notes were issued and a like amount of the old notes were canceled. Reference in this report to the notes includes both the new notes and the old notes. In September 1997, we used the net proceeds from the sale of the notes to repay substantially all of our outstanding indebtedness under a line of credit agreement, at which time such facility was canceled and we entered into the current credit agreement.

     We anticipate funding future acquisitions from operating cash flow and borrowings, including borrowings under the credit agreement. At December 31, 1998, $24.0 million was outstanding under our credit agreement. The maximum amount that we may borrow under our credit agreement is limited by our debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the credit agreement (the "Adjusted Debt to Cash Flow Ratio"). At December 31, 1998, the maximum Adjusted Debt to Cash Flow Ratio allowed under the credit agreement was 6.75 to 1. Our ability to borrow for the purpose of acquiring a radio station is further limited by the credit agreement in that we may not borrow for an acquisition if the Adjusted Debt to Cash Flow Ratio is greater than 6.00 to 1. At December 31, 1998, the Adjusted Debt to Cash Flow Ratio was
5.99 to 1, resulting in total borrowing availability (i.e., in addition to amounts already outstanding) of approximately $22.6 million, $483,000 of which can currently be used for radio station acquisitions. In addition to debt service requirements under the credit agreement, we are required to pay $14.3 million per annum in interest on the Notes.

     We fund expenditures for operations, administrative expenses and debt service from operating cash flow.

     We believe that cash flow from operations and borrowings under the credit agreement should be sufficient to permit us to meet our financial obligations and to fund our operations for at least the next twelve months.

     The credit agreement contains certain additional restrictive covenants customary for credit facilities of the size, type and purpose contemplated which, among other things, and with certain exceptions, limits our ability to enter into affiliate transactions, pay dividends, consolidate, merge or effect certain asset sales, make certain investments or loans and change the nature of our business. The credit agreement also requires us to satisfy certain financial covenants, which covenants will require the maintenance of specified financial ratios and compliance with certain financial tests, including ratios for maximum leverage as described above (not greater than 6.75 to 1 at December 31, 1998), minimum interest coverage (not less than 1.25 to 1 at December 31, 1998), minimum debt service coverage (a static ratio of not less than 1.1 to 1) and minimum fixed charge coverage (a static ratio of not less than 1.1 to 1).

     We also have revolving credit facilities with Messrs. Atsinger and Epperson, totaling $5 million. At December 31, 1998, $1.8 million was outstanding under the agreement with Mr. Atsinger. Amounts borrowed under these facilities are payable upon demand and bear interest at a floating rate that is at all times at least 1% lower than the rate for base rate borrowings under our credit agreement. We will borrow under our credit agreement when Mr. Atsinger demands repayment.

     In January 1999, we purchased the assets of OnePlace, LLC, for $6.2 million, and all the outstanding shares of stock of CCM Communications, Inc., for $1.9 million. OnePlace is engaged in the business of applying Internet e-commerce, consumer profiling and other information technologies in the Christian products industry. CCM Communications publishes magazines which follow the contemporary Christian music industry. The purchases were financed primarily by an additional borrowing. We amended our credit agreement to allow for such a borrowing, increasing the maximum permitted leverage ratio to not greater than
7.00 to 1 through June 29, 1999. After the borrowing for these acquisitions the Adjusted Debt to Cash Flow Ratio was 6.22 to 1, resulting in total borrowing availability of approximately $23.3 million, none of which can currently be used for radio station acquisitions.

     In January 1999, we also agreed to purchase the assets of NavPress Software, Inc., for $550,000. NavPress Software develops and supplies electronic Bible and Christian reference books and Bible study software applications.

     Net cash provided by operations increased to $11.0 million for the year ended December 31, 1998, compared to $7.3 million in 1997 due primarily to increased net operating income in 1998. Net cash provided by operations decreased to $7.3 million for the year ended December 31, 1997, compared to $10.5 million in 1996 due primarily to decreased net operating income in 1997.

     Net cash used in investing activities increased to $31.8 million for the year ended December 31, 1998, compared to $26.3 million for 1997 primarily due primarily to radio station acquisitions (four stations purchased for $33.7 million in 1998 compared to eight stations purchased for $19.4 million in 1997). Net cash used in investing activities increased to $26.3 million for the year ended December 31, 1997, compared to $18.9 million for 1996 primarily due to the proceeds of the sales of KDBX-FM, Portland and KDFX-AM, Dallas offsetting the cash used in investing activities in 1996.

     Net cash provided by financing activities was $21.0 million for the year ended December 31, 1998, and $18.7 million for 1997, and $9.4 million for 1996, primarily due to increased long-term debt borrowings in 1997 and 1998.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The term "year 2000 issue" (the year 2000 referred to as "Y2K") is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits (instead of four) to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. In early 1998 we began implementing the assessment phase of our plan to address the Y2K issue in each broadcast area and have substantially completed a Y2K assessment phase of our computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems, (ii) traffic scheduling and billing systems, (iii) accounting and financial reporting systems, and (iv) local area networking infrastructure. As part of the assessment phase, we initiated formal communication with all of our key business partners to identify their exposure to the Y2K issue. This assessment will target potential external risks related to the Y2K issue and is still in progress, but is expected to be completed by the end of the second quarter of 1999. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, and have not been material to date and are not expected to be material through completion of the phase. The remediation phase is the next step in our plan to address the Y2K issue. Activities during this phase are in progress and include, if necessary, the actual repair, replacement, or upgrade of our systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems, and traffic scheduling and billing systems. We have implemented a new accounting and financial reporting system which is Y2K ready. Costs related to this new system (approximately $200,000) will be included in capital expenditures. The final plan phase, the testing phase, will include the actual testing of the enhanced and upgraded systems. This process will include internal and external user review confirmation, as well as unit testing and integration testing with other system interfaces. The testing schedule is being developed and will begin during the second quarter of 1999 and is expected to be completed by the end of the third quarter. Based on test results and assessment of outside risks, contingency plans will be developed as determined necessary. We would expect to complete such plans in the fourth quarter of 1999. We anticipate minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to our control. We believe that our Y2K compliance issues from all phases of our plan will be resolved on a timely basis and that any related costs will not have a material impact on our operations, cash flows, or financial condition of future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Derivative Instruments. We do not invest, and during the year ended December 31, 1998 did not invest, in market risk sensitive instruments.

        Market Risk. Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $75 million under a revolving credit facility. At December 31, 1998, we had borrowed $24 million. Amounts outstanding under the revolving credit facility bear interest at a base rate, at Salem's option, of the bank's prime rate or LIBOR. For purposes of determining the interest rate in 1998 the prime rate spread ranged from 0% to 1.75%, and the LIBOR spread ranged from 1% to 3%. At December 31, 1998, the interest rate on amounts outstanding under the revolving credit facility was 8.25%. In January 1999, the revolving credit facility was amended to change certain required loan ratio terms and to amend the interest rate spreads. As of January 1, 1999, the interest rate spread ranges from 0% to 2.25%, and the LIBOR spread ranges from 1% to 3.5%. At December 31, 1998, a hypothetical 100 basis point increase in the prime rate would result in additional interest expense of $240,000 on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers, directors and key employees of Salem Communications Corporation and its subsidiaries and their ages and positions with the company are as follows:

             NAME                AGE                      POSITION
             ----                ---                      --------
Edward G. Atsinger III.........  59    President, Chief Executive Officer and Director
Stuart W. Epperson.............  62    Chairman of the Board
Eric H. Halvorson..............  49    Executive Vice President, Chief Operating
                                       Officer, General Counsel and Director
Greg R. Anderson...............  52    President, Salem Radio Network
Dirk Gastaldo..................  43    Vice President and Chief Financial Officer
Kenneth L. Gaines..............  60    Vice President - Operations
Dave Armstrong.................  53    Vice President - Operations and General
                                       Manager/KKLA-FM/AM, KLTX-AM and KIEV-AM
Joe D. Davis...................  55    Vice President - Operations and General
                                       Manager/WMCA-AM and WWDJ-AM
Kenneth W. Sasso...............  52    Vice President - Operations and General
                                       Manager/KGFT-FM, KPRZ-FM and KBIQ-FM
David Ruleman..................  52    Vice President - Operations and General
                                       Manager/WAVA-FM/AM
W. Douglas Young...............  48    Chief Executive Officer, OnePlace, Ltd.
John W. Styll..................  47    President, CCM Communications, Inc.
Richard A. Riddle..............  54    Director
Roland S. Hinz.................  60    Director

     All directors hold office until the next annual meeting of shareholders following their election, or until their successors are elected and qualified. Officers are elected annually by the board of directors and serve at the discretion of the board.

     Mr. Atsinger has been President, Chief Executive Officer and a director of Salem since its inception. He has been engaged in the ownership and operation of radio stations since 1969 and is a member of the board of directors of the National Religious Broadcasters.

     Mr. Epperson has been Chairman of Salem since its inception. Mr. Epperson has been engaged in the ownership and operation of radio stations since 1961. In addition, he is a member of the board of directors of the National Religious Broadcasters. Mr. Epperson is married to Nancy A. Epperson who is Mr. Atsinger's sister.

     Mr. Halvorson has been Chief Operating Officer of Salem since 1995, Executive Vice President of the company since 1991 and a director of the company since 1988. From 1991 to the present, Mr. Halvorson has also served as the General Counsel of the company. Mr. Halvorson was the managing partner of the law firm of Godfrey & Kahn, S.C.-Green Bay from 1988 until 1991. From 1985 to 1988, he was Vice President and General Counsel of the company. From 1976 until 1985, he was an associate and then a partner of Godfrey & Kahn, S.C.-Milwaukee. Mr. Halvorson was a Certified Public Accountant with Arthur Andersen & Co. from 1971 to 1973.

     Mr. Anderson has been President of Salem Radio Network(R) since 1994. From 1993 to 1994, Mr. Anderson was the Vice President-General Manager of the Network. Mr. Anderson was employed by Multimedia, Inc. from 1980 to 1993. After serving as program director and general manager at Multimedia stations in Greenville, Shreveport and Milwaukee, he was named Vice President, Operations, of the Multimedia radio division in 1987 and was subsequently appointed as Executive Vice President and group head of Multimedia's radio division.

     Mr. Gastaldo has been Chief Financial Officer of Salem since 1993, and a Vice President of the company since 1992. From 1992 to 1993, Mr. Gastaldo was Vice President-Administration of the company, and from 1989 to 1991 he was Manager-Internal Audit of the company. He was a Certified Public Accountant with Ernst & Young from 1978 to 1989.

     Mr. Gaines has been Vice President-Operations of Salem since 1994. Prior to that time, he served as General Manager of KKLA-FM from 1992 to 1994 and General Manager of WYLL-FM from 1990 to 1992. Mr. Gaines has been involved in the management of radio stations since 1964. He served as Executive Vice President of Commonwealth Communications from 1988 to 1990, Vice President of Penn Communications from 1985 to 1988, Executive Vice President of Broadstreet Communications from 1974 to 1985 and Vice President and General Manager of Metromedia from 1964 to 1974.

     Mr. Armstrong has been Vice President-Operations of Salem since 1996 and General Manager of KKLA-FM/AM since 1994. He has also supervised operations of KLTX-AM since January 1997 and of KIEV-AM since August 1998. Mr. Armstrong has 28 years of radio broadcast experience and has been general manager of stations in Santa Ana and Orange, California.

     Mr. Davis has been Vice President-Operations of Salem since 1996 and General Manager of WMCA-AM since 1989. He has also been the General Manager of WWDJ-AM since 1994. He has previously served as Vice President and Executive Director of Christian Fund for the Disabled as well as President of Practice Resources, Inc., Davis Eaton Corporation and Vintage Specialty Advertising company.

     Mr. Sasso has been Vice President-Operations of Salem since 1996 and General Manager of the company's Colorado Springs stations from 1994 to present. He also served as General Manager of the company's Denver stations from 1995 to 1996. Mr. Sasso is the former owner of eight radio stations in Florida, Mississippi and Louisiana which were sold in 1989. From 1969 to 1979 he served in various radio management capacities for King Broadcasting and The American Broadcasting Companies.

     Mr. Ruleman has been Vice President - Operations of Salem since January, 1999 and General Manager of WAVA-AM/FM since 1992. He was General Manager of KPRZ-AM from 1986 to 1992. From 1973 to 1986, Mr. Ruleman served as Vice President of Palomar Broadcasting Corporation, a group owner of radio stations in Southern California.

     Mr. Young has been Chief Executive Officer of OnePlace, Ltd. since January, 1999, Chief Executive Officer and a stockholder of its predecessor corporation, OnePlace, LLC since August, 1998. From 1997 to 1998 Mr. Young served as Chief Executive Officer of Landmark Community Interests, an Internet-based technology company controlled by Landmark Communications, Inc. He served as President of networkMCI Digital Imaging, the web site development and electronic commerce implementation division of MCI Telecommunications, from 1995 to 1997. Prior to 1995 Mr. Young founded and developed several technology companies including Image Technology, Inc., and Advanced MediaGraphics Center, both of which companies were sold to MCI Telecommunications.

     Mr. Styll founded Praise Productions, the predecessor of CCM
Communications, Inc., in 1978 and has served as the President of CCM Communications, Inc. since its incorporation in 1979. He served as President of the Gospel Music Association from 1991 to 1994 and as President of the Christian Music Trade Association from 1996 to 1998. Mr. Styll is a member of the National Academy of Recording Arts and Sciences.

     Mr. Riddle has been a director of Salem since September, 1997. Mr. Riddle is an independent businessman specializing in providing financial assistance and consulting to manufacturing companies. Since 1991 he has been the President of Richray Industries, a holding company for various manufacturing companies. He was President and majority stockholder of I. L. Walker company from 1988 to 1997 when the company was sold. He also was Chief Operating Officer and majority stockholder of Richter Manufacturing from 1970 to 1987.

     Mr. Hinz has been a Director of Salem since September, 1997. Mr. Hinz has been the owner and President of Hi-Torque Publishing company, a publisher of magazines covering the motorcycling and biking industries, since 1981. He is active in a number of non-profit organizations and serves as Chairman of the Fund Development Committee of English Language Institute China. Mr. Hinz also serves on the boards of directors of Gordon Conwell Theological Seminary, Association for Community Education, Inc., Truth for Life, and Lake Avenue Congregational Church.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by the company for 1998, 1997 and 1996 to the company's Chief Executive Officer and the four highest paid executive officers of the company.

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION
                              --------------------------   OTHER ANNUAL     ALL OTHER
NAME AND PRINCIPAL POSITIONS  YEAR    SALARY     BONUS     COMPENSATION    COMPENSATION
----------------------------  ----   --------   --------   ------------    ------------
Edward G. Atsinger III....    1996   $400,000   $350,000(1) $   996,372(2)     $ --
  President, Chief            1997    400,000         --        890,192(2)       --
  Executive Officer           1998    400,000    250,000            --           --
  and Director

Stuart W. Epperson........    1996    400,000    350,000(1)   1,012,319(2)       --
  Chairman of the Board       1997    400,000         --        890,192(2)       --
                              1998    400,000    288,000            --           --

Eric H. Halvorson.........    1996    255,000     85,000            --          909(3)
  Executive Vice President    1997    270,000     85,000            --       63,525(4)
  Chief Operating Officer     1998    285,000     87,500            --          570(3)
  and Director

Dave Armstrong............    1996    149,019     15,000            --          585(3)
  Vice President-             1997    163,683         --            --           19(3)
  Operations                  1998    175,658     38,000            --          876(3)

Joe D. Davis..............    1996    159,026         --            --          950(3)
  Vice President-             1997    163,524         --            --          950(3)
  Operations                  1998    172,362     20,000            --        1,000(3)


-------------------------
(1) Distributions of net income from New Inspiration and Golden Gate (in an amount equal to the amount above that necessary to meet individual tax liabilities, discussed in footnote 2 to this table, that had previously been taxed, but not distributed, to the S corporation shareholders. See the company's Consolidated Statements of Shareholders' Equity included elsewhere in this report.

(2) Tax reimbursement payments made to satisfy individual federal and state income tax liabilities generated by New Inspiration and Golden Gate as a result of their S corporation status. See the company's Consolidated Statements of Shareholders' Equity included elsewhere in this report.

(3) Represents employer matching contributions to individuals' 401(k) accounts.

(4) Includes cancellation of $25,000 indebtedness owed to the company by Mr. Halvorson plus accrued interest of $7,420 and a distribution to Mr. Halvorson of $30,155, an amount equal to the tax liability incurred by Mr. Halvorson as a result of cancellation of this debt.

COMPENSATION OF DIRECTORS

     Officers of Salem who also serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Salem. Directors of Salem who are not also officers or employees of Salem were paid a one-time fee of $7,500 in 1998 and receive $2,500 per quarter for their services as directors of Salem. Directors of Salem are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at board meetings.

EMPLOYMENT AGREEMENTS

     Edward G. Atsinger III entered into an employment agreement with Salem effective as of August 1, 1997, pursuant to which he will serve as President and Chief Executive Officer of the company for an annual salary of $400,000 and an annual bonus determined at the discretion of the board of directors, for an initial period of three years. The employment agreement with Mr. Atsinger provides Salem with a right of first refusal on corporate opportunities, which includes acquisitions of radio stations in any market in which Salem is interested, and includes a noncompete provision for a period of two years from the cessation of Mr. Atsinger's employment with the company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. In addition to the requirements of his employment agreement, since the inception of the company Mr. Atsinger has been obligated under applicable state law to first present corporate opportunities to Salem before pursuing any such opportunity himself. Under the terms of his employment agreement, Mr. Atsinger is also entitled to participate in any benefit plans provided by Salem to its employees. If Mr. Atsinger is terminated without cause by Salem, he is entitled to severance payments equal to his salary for the greater of six months and the remainder of the term of his agreement. In addition, subject to certain exceptions, if Salem declines to renew Mr. Atsinger's agreement after the initial period, he is entitled to severance payments equal to his salary for three months.

     Stuart W. Epperson entered into an employment agreement with Salem effective as of August 1, 1997, pursuant to which he will serve as Chairman of the company for an annual salary of $400,000 and an annual bonus determined at the discretion of the board of directors, for an initial period of three years. The employment agreement with Mr. Epperson provides Salem with a right of first refusal on corporate opportunities, which might include acquisitions of radio stations in any market in which Salem is interested, and includes a noncompete provision for a period of two years from the cessation of Mr. Epperson's employment with the company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. In addition to the requirements of his employment agreement, since the inception of Salem Mr. Epperson has been obligated under applicable state law to first present corporate opportunities to Salem before pursuing any such opportunity himself. Under the terms of his employment agreement, Mr. Epperson is also entitled to participate in any benefit plans provided by Salem to its employees. If Mr. Epperson is terminated without cause by Salem, he is entitled to severance payments equal to his salary for the greater of six months and the remainder of the term of his agreement. In addition, subject to certain exceptions, if Salem declines to renew Mr. Epperson's agreement after the initial period, he is entitled to severance payments equal to his salary for three months.

     Eric H. Halvorson entered into an employment agreement with Salem effective as of November 1991, pursuant to which he serves as Executive Vice President of Salem at an annual salary starting at $175,000, with annual increases of $11,000 to $14,000, for a period of seven years. The agreement was subsequently amended in April 1996 to extend the term for one additional year and increase the base salary to $255,000, $270,000 and $285,000 for 1996, 1997 and 1998, respectively, and was again amended in July 1997 to extend the term through December 2003 at a base salary of $300,000 for each year after 1998. The employment agreement provides that Mr. Halvorson may participate in any benefit plans provided by Salem to its employees. If Mr. Halvorson is terminated without cause by Salem, he is entitled to severance payments equal to his salary for the remaining term of his agreement. Mr. Halvorson also entered into a deferred compensation agreement with Salem effective as of November 1991, pursuant to which Mr. Halvorson will receive (i) 50% of the average of his three highest years of compensation, payable for a period of ten consecutive years, if he remains employed by Salem until age 60, or (ii) a discounted amount, based upon the compensation he would have received if he had remained employed until age 60, if his employment terminates for any reason after the term of the employment agreement or before he reaches age 60 by reason of death, disability or termination by Salem without cause.

     Greg R. Anderson entered into an employment agreement with Salem Radio Network(R) effective as of October 1994, pursuant to which he serves as President of Salem Radio Network(R) for a period of three years at an annual salary of $120,000, $126,000 and $132,300 for each year during the term of the agreement, respectively. The agreement was subsequently amended in December 1995 to increase Mr. Anderson's base salary to $162,300 and was amended again in August 1997 to extend the term for three additional years. Mr. Anderson is also entitled to participate in any benefit plans provided by Salem Radio Network(R) to its employees and is entitled to receive 6 months severance payment upon termination by Salem at any time before the end of the term of the employment agreement.

401(K) PLAN

     The company adopted a 401(k) savings plan in 1993 for the purpose of providing, at the option of the employee, retirement benefits to full-time employees of the company and its subsidiaries. Contributions to the 401(k) savings plan are made by the employee and, on a voluntary basis, by the company. The company currently matches 10% of the employee's contributions to the 401(k) savings plan which do not exceed 10% of the employee's annual compensation. The company made a contribution of $87,000 to the 401(k) savings plan during the year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth information with respect to the beneficial ownership of all of Salem's common stock. In addition, the table below provides the total economic interest and voting power of all shareholders.

        The address of the individuals listed below is 4880 Santa Rosa Road, Suite 300, Camarillo, California 93012.


                                     CLASS A               CLASS B           PERCENT OF
                                  COMMON STOCK           COMMON STOCK         VOTES OF
                               -------------------     ----------------    ALL CLASSES OF
NAME OF BENEFICIAL OWNER(1)    NUMBER         %        NUMBER      %        COMMON STOCK
---------------------------    -------      ------     ------   -------    --------------
Edward G. Atsinger III(2)       81,672      50.00%     40,836    50.00%        50.00%
Stuart W. Epperson(3)           60,184      36.80%     30,092    36.80%        36.80%
Nancy A. Epperson               21,488      13.20%     10,744    13.20%        13.20%

-------------------------
(1) Stuart W. Epperson and Nancy A. Epperson are husband and wife.

(2) Edward G. Atsinger III is the President, Chief Executive Officer and a director of the company.

(3) Stuart W. Epperson is the Chairman of the Board of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN LOAN TRANSACTIONS

     In December 1997, the company borrowed $2.0 million from Mr. Atsinger pursuant to a promissory note with a revolving principal amount of up to $2.5 million. The outstanding balance on the note as of December 31, 1998 was $1.8 million. The note is a demand note which bears interest at a floating rate that is currently 8%. During the term of the note, the interest rate will at all times be 1% lower than the rate for base rate borrowings under the company's revolving credit facility. The company will borrow under the revolving credit facility when Mr. Atsinger demands repayment. The note is outstanding as of the date hereof.

     In January 1998, the company borrowed $1.5 million from Mr. Epperson pursuant to a promissory note with a revolving principal amount of up to $2.5 million. In May 1998, the company repaid $1.5 million and there was no outstanding balance on the note as of December 31, 1998. The note is a demand note which bears interest at floating rate that is currently 8%. During the term of the note, the interest rate will at all times be 1% lower than the rate for base rate borrowings under the company's revolving credit facility. The company will borrow under the revolving credit facility when Mr. Epperson demands repayment. The note is outstanding as of the date hereof.

     In 1997, the company purchased split-dollar life insurance policies for its then-sole shareholders, Messrs. Atsinger and Epperson. Mr. Epperson selected a policy in the amount of $20 million while Mr. Atsinger selected a policy in the amount of $40 million, resulting in a premium difference of $94,000 between the two policies, which difference was paid to Mr. Epperson in cash in the form of an interest-free loan. The loan will be called upon payment by Mr. Atsinger of $94,000 to the company.

LEASES WITH PRINCIPAL SHAREHOLDERS

     The company leases the studios and tower and antenna sites described in the table below from Messrs. Atsinger and Epperson or trusts and partnerships created for the benefit of Messrs. Atsinger and Epperson and their families. All such leases have cost of living adjustments. Based upon management's assessment and analysis of local market conditions for comparable properties, the company believes that such leases do not have terms that vary materially from those that would have been available from unaffiliated parties.


                              Station Call                              Current        Expiration
      Market                  Letters        Faculties Leased        Annual Rental      Date (1)
-------------------------     ------------   ----------------        -------------     ----------

Leases with both Messrs. Atsinger and Epperson:
-----------------------------------------------
Los Angeles, CA               KKLA-AM        Antenna/Tower/Studios  $    46,260            2002
                              KLTX-AM        Antenna/Tower              140,172            2002

Chicago, IL                   WYLL-FM        Antenna/Tower               42,048            2002

San Francisco, CA             KFAX-AM        Antenna/Tower              145,680            2003

Philadelphia, PA              WFIL-AM/       Antenna/Tower/Studios      112,044            2004
                              WZZD-AM

Houston-Galveston, TX         KKHT-FM        Antenna/Tower              150,000            2008
                              KENR-AM        Antenna/Tower               32,184            2005
                              KTEK-AM        Antenna/Tower               16,800            2009

Seattle-Tacoma, WA            KGNW-AM        Antenna/Tower               36,444            2002
                              KLFE-AM        Antenna/Tower               26,484            2004
                              KKOL-AM        Antenna/Tower               36,000            2007

Minneapolis-St. Paul, MN      KKMS-AM        Antenna/Tower/Studios      135,120            2006

Pittsburgh, PA                WORD-FM        Antenna/Tower               27,156            2003

Denver-Boulder, CO            KNUS-AM        Antenna/Tower               18,816            2006

Cleveland, OH                 WHK-AM         Antenna/Tower               34,080            2008

Portland, OR                  KPDQ-AM/FM     Studios                     61,680            2002
                                             Antenna/Tower               14,016            2002

Cincinnati, OH                WTSJ-AM        Antenna/Tower/Studios       24,096            2007

Sacramento, CA                KFIA-AM        Antenna/Tower               80,916            2006

San Antonio, TX               KSLR-AM        Antenna/Tower               34,730            2007

Akron, OH                     WHLO-AM        Antenna/Tower               12,162            2007

Canton, OH                    WHK-FM         Antenna/Tower               12,162            2007
                                                                    ------------
                                                                    $  1,239,050
                                                                    ------------

Leases with Mr. Atsinger:
-------------------------
San Diego, CA                 KPRZ-FM        Antenna/Tower               46,812            2002
                                                                    -----------
                                                                    $ 1,285,862

---------------
(1) The expiration date reported for certain facilities represents the expiration date assuming exercise of lease term extensions at the company's option.

     Rental expense paid by the company to Messrs. Atsinger and Epperson or trusts or partnerships created for the benefit of their families for 1998 amounted to approximately $1,050,000. Rental expense paid by the company to Mr. Atsinger or trusts created for the benefit of his family for 1998 amounted to approximately $60,000.

MANAGEMENT SERVICES CONTRACT

     The company provides management services for Sonsinger, Inc. which is the licensee of KKOL-AM, Seattle. Messrs. Atsinger and Epperson are the owners of 100% of the outstanding shares of Sonsinger. Messrs. Atsinger and Epperson and the company are parties to an Option to Purchase Agreement whereunder the company has been granted an option to purchase KKOL-AM from Messrs. Atsinger and Epperson at any time on or before December 31, 1999 at a price equal to the lower of the cost of the station to Messrs. Atsinger and Epperson, $1.4 million, and its fair market value as determined by an independent appraisal. Pursuant to a local marketing agreement with Sonsinger, entered into June 13, 1997, the company programs KKOL-AM and sells all the airtime. The company retains all of the revenue and incurs all of the expenses related to the operation of KKOL-AM and incurred approximately $164,000 in local marketing fees under this agreement in 1998.

TOWER CONSTRUCTION CONTRACT

     In October 1997, in order to reduce the indebtedness under the revolving credit facility, the company assigned its contract with a tower construction company to build a broadcast tower in Houston to Messrs. Atsinger and Epperson, subject to the principal shareholders obtaining financing. Messrs. Atsinger and Epperson reimbursed the company for its costs and expenses of $3.7 million on December 31, 1997. The antenna for the company's station in Houston, KKHT-FM,is located on the tower and the company pays rent at an annual rate of $150,000 to Messrs. Atsinger and Epperson.

RADIO STATIONS OWNED BY THE EPPERSONS

     Mrs. Epperson has personally acquired four radio stations in the Norfolk-Virginia Beach-Newport News, Virginia market. Additionally, Mr. Epperson has personally acquired certain radio stations in the Greensboro-Winston-Salem, North Carolina market. These Virginia and North Carolina markets are not currently served by stations owned and operated by the company. Acquisitions in such markets are not part of the company's current business and acquisition strategies.

TRANSPORTATION SERVICES SUPPLIED BY PRINCIPAL

     From time to time, Salem rents an airplane and a helicopter from Atsinger Aviation LLC, which is owned by Mr. Atsinger. As approved by the independent members of Salem's board of directors, Salem rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. In 1998, the company paid $69,180 to Atsinger Aviation for airplane rental; no amounts were paid for helicopter rental in 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     1.     Financial Statements.
               ---------------------

               The financial statements required to be filed hereunder are set forth at the end of this Report beginning on page F-1.

        2.     Exhibits.
               ---------


  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
 3.01+          Articles of Incorporation of Salem.
 3.02+          Bylaws of Salem
 4.01+          Indenture between Salem Communications Corporation, a
                California corporation, certain named guarantors and
                The Bank of New York, as Trustee, dated as of September
                25, 1997, relating to the 9 1/2% Series A and Series B
                Senior Subordinated Notes due 2007.
 4.02+          Form of 9 1/2% Senior Subordinated Note (filed as part of
                Exhibit 4.01).
 4.03+          Form of Note Guarantee (filed as part of Exhibit 4.01).
 4.04+          Credit Agreement, dated as of September 25, 1997, among
                Salem, the several Lenders from time to time parties
                thereto, and The Bank of New York, as administrative
                agent for the Lenders (incorporated by reference to Exhibit
                4.07 of the previously filed Registration Statement on
                Form S-4).
 4.05+          Borrower Security Agreement, dated as of September 25,
                1997, by and between Salem and The Bank of New York, as
                Administrative Agent of the Lenders (incorporated by
                reference to Exhibit 4.08 of the previously filed
                Registration Statement on Form S-4).
 4.06+          Subsidiary Guaranty and Security Agreement dated as of
                September 25, 1997, by and between Salem, certain named
                guarantors, and The Bank of New York, as Administrative
                Agent (incorporated by reference to Exhibit 4.09 of the
                previously filed Registration Statement on Form S-4).
 4.07++         Amendment No. 1 and Consent No. 1, dated as of August
                5, 1998, to the Credit Agreement, dated as of September
                25, 1997, by and among Salem, The Bank of New York, as
                Administrative Agent for the Lenders, Bank of America
                NT&SA, as documentation agent, and the several Lenders
                (incorporated by reference to Exhibit 10.02 of
                previously filed Current Report on Form 8-K).

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
 4.08           Amendment No. 2 and Consent No. 2, dated as of January
                22, 1999, to the Credit Agreement, dated as of
                September 25, 1997, by and among Salem, The Bank of New
                York, as Administrative Agent for the Lenders, Bank of
                America NT&SA, as documentation agent, and the Lenders.
10.01+          Employment Agreement, dated as of August 1, 1997,
                between Salem and Edward G. Atsinger III.
10.02+          Employment Agreement, dated as of August 1, 1997,
                between Salem and Stuart W. Epperson.
10.03.01+       Employment Contract, dated November 7, 1991, between
                Salem and Eric H. Halvorson.
10.03.02+       First Amendment to Employment Contract, dated April 22,
                1996, between Salem and Eric H. Halvorson.
10.03.03+       Second Amendment to Employment Contract, dated July 8,
                1997, between Salem and Eric H. Halvorson.
10.03.04+       Deferred Compensation Agreement, dated November 7,
                1991, between Salem and Eric H. Halvorson.
10.04.01+       Employment Agreement, dated February 9, 1995, between
                Salem Radio Network Incorporated and Greg R. Anderson.
10.04.02+       Letter Agreement dated December 22, 1995, by
                Inspiration Media of Texas, Inc. re compensation of
                Greg R. Anderson under Employment Agreement with Salem
                Radio Network Incorporated.
10.04.03+       First Amendment to Employment Agreement, dated August
                1, 1997 between Salem Radio Network Incorporated and
                Greg R. Anderson.
10.05.01+       Antenna/tower lease between Caron Broadcasting, Inc.
                (WHLO-AM/Akron, Ohio) and Messrs. Atsinger and Epperson
                expiring 2007.
10.05.02+       Antenna/tower/studio lease between Caron Broadcasting,
                Inc. (WTSJ-AM/Cincinnati, Ohio) and Messrs. Atsinger
                and Epperson expiring 2007.
10.05.03+       Antenna/tower lease between Caron Broadcasting, Inc.
                (WHK-FM/Canton, Ohio) and Messrs. Atsinger and Epperson
                expiring 2007.
10.05.04+       Antenna/tower/studio lease between Common Ground
                Broadcasting, Inc.(KKMS-AM/Eagan, Minnesota) and
                Messrs. Atsinger and Epperson expiring in 2006.

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
10.05.05+       Antenna/tower lease between Common Ground Broadcasting,
                Inc. (WHK-AM/Cleveland, Ohio) and Messrs. Atsinger and
                Epperson expiring 2008.
10.05.06+       Antenna/tower lease (KFAX-FM/Hayward, California) and
                Salem Broadcasting Company, a partnership consisting of
                Messrs. Atsinger and Epperson, expiring in 2003.
10.05.07+       Antenna/tower/studio lease between Inland Radio, Inc.
                (KKLA-AM/San Bernardino, California) and Messrs.
                Atsinger and Epperson expiring 2002.
10.05.08+       Antenna/tower lease between Inspiration Media, Inc.
                (KGNW-AM/Seattle, Washington) and Messrs. Atsinger and
                Epperson expiring in 2002.
10.05.09+       Antenna/tower lease between Inspiration Media, Inc.
                (KLFE-AM/Seattle, Washington) and The Atsinger Family
                Trust and Stuart W. Epperson Revocable Living Trust
                expiring in 2004.
10.05.11.01+    Antenna/tower/studio lease between Pennsylvania Media
                Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia,
                Pennsylvania) and Messrs. Atsinger and Epperson, as
                assigned from WEAZ-FM Radio, Inc., expiring 2004.
10.05.11.02+    Antenna/tower/studio lease between Pennsylvania Media
                Associates, Inc. (WZZD-AM/ WFIL-AM/Philadelphia,
                Pennsylvania) and The Atsinger Family Trust and Stuart
                W. Epperson Revocable Living Trust expiring 2004.
10.05.12+       Antenna/tower lease between Radio 1210, Inc. (KPRZ-AM/
                Olivenhain, California) and The Atsinger Family Trust
                expiring in 2002.
10.05.13+       Antenna/tower lease between Salem Media Corporation
                (WYLL-FM/Arlington Heights, Illinois) and Messrs.
                Atsinger and Epperson expiring in 2002.
10.05.14+       Antenna/turner/studio leases between Salem Media
                Corporation (KLTX-AM/Long Beach and Paramount,
                California) and Messrs. Atsinger and Epperson expiring
                in 2002.
10.05.15+       Antenna/tower lease between Salem Media of Colorado,
                Inc. (KNUS-AM/Denver-Bolder, Colorado) and Messrs.
                Atsinger and Epperson expiring 2006.
10.05.16+       Antenna/tower lease between Salem Media of Ohio, Inc.
                (WRFD-AM/Columbus, Ohio) and Messrs. Atsinger and
                Epperson expiring 2002.

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
10.05.17.01+    Studio Lease between Salem Media of Oregon, Inc.
                (KPDQ-AM/FM/Portland, Oregon) and Edward G. Atsinger
                III, Mona J. Atsinger, Stuart W. Epperson, and Nancy K.
                Epperson expiring 2002.
10.05.17.02+    Antenna/tower lease between Salem Media of Oregon, Inc.
                (KPDQ-AM/FM/Raleigh Hills, Oregon and Messrs. Atsinger
                and Epperson expiring 2002.
10.05.18+       Antenna/tower lease between Salem Media of Pennsylvania,
                Inc. (WORD-FM/WPIT-AM/ Pittsburgh, Pennsylvania) and The
                Atsinger Family Trust and Stuart W. Epperson Revocable
                Living Trust expiring 2003.
10.05.19+       Antenna/tower lease between Salem Media of Texas, Inc.
                (KSLR-AM/San Antonio, Texas) and Epperson-Atsinger 1983
                Family Trust expiring 2007.
10.05.20+       Antenna/tower lease between South Texas Broadcasting,
                Inc. (KENR-AM/Houston-Galveston, Texas) and Atsinger
                Family Trust and Stuart W. Epperson Revocable Living
                Trust expiring 2005.
10.05.21+       Antenna/tower lease between Vista Broadcasting, Inc.
                (KFIA-AM/Sacramento, California) and The Atsinger
                Family Trust and Stuart W. Epperson Revocable Living
                Trust expiring 2006.
10.05.22        Antenna/tower lease between South Texas Broadcasting,
                Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger
                Boradcasting Company of Houston, LP expiring 2008.
10.05.23        Antenna/tower lease between Inspiration Media of Texas,
                Inc. (KTEK-AM/Alvin, Texas) and The Atsinger Family Trust
                and The Stuart W. Epperson Revocable Living Trust expiring
                2009.
10.06.01+       Asset Purchase Agreement dated as of June 5, 1996 by
                and between Radio 94 of Phoenix Limited Partnership and
                Salem Media of Arizona, Inc. (KOOL-AM, Phoenix,
                Arizona).
10.06.02+       Asset Purchase Agreement dated as of September 3, 1996
                by and between Caron Broadcasting, Inc. and Mortenson
                Broadcasting Company of Canton, LLC and Mortenson
                Broadcasting Company of Akron, LLC (WTOF-FM, Canton,
                Ohio and WHLO-AM, Akron, Ohio).
10.06.03.01+    Asset Purchase Agreement dated March 28, 1996 by and
                between American Radio Assistance Corporation and
                Common Ground Broadcasting, Inc. (KDBX-FM, Banks,
                Oregon).
10.06.03.02+    First Amendment to Asset Purchase Agreement dated as of
                July 22, 1996 by and between American Radio Systems
                Corporation and Common Ground Broadcasting, Inc.
                (KDBX-FM, Banks, Oregon).

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
10.06.04.01+    Asset Purchase Agreement dated as of April 23, 1996 by
                and between OmniAmerica Group and WHK License
                Partnership and Inspiration Media of Ohio, Inc.
                (WHK-AM, Cleveland, Ohio).
10.06.04.02+    First Amendment to the Asset Purchase Agreement dated
                as of July 23, 1996 by and between OmniAmerica Group
                and WHK License Partnership and Inspiration Media of
                Ohio, Inc. (WHK-AM, Cleveland, Ohio).
10.06.04.03+    Second Amendment to Asset Purchase Agreement dated as
                of August 12, 1996 by and between OmniAmerica Group and
                WHK License Partnership and Inspiration Media of Ohio,
                Inc. (WHK-AM, Cleveland, Ohio).
10.06.05+       Asset Purchase Agreement dated as of September 30, 1996
                by and between Infinity Broadcasting Corporation of
                Dallas and Inspiration Media of Texas, Inc. (KEWS,
                Arlington, Texas; KDFX, Dallas, Texas).
10.06.06.01+    Asset Purchase Agreement dated as of December 4, 1996
                by and between Backbay Broadcasters, Inc. and New
                England Continental Media, Inc. (WBNW-AM, Boston,
                Massachusetts).
10.06.06.02+    First Amendment to the Asset Purchase Agreement dated
                as of February, 1997 by and between Backbay
                Broadcasters, Inc. and New England Continental Media,
                Inc. (WBNW-AM, Boston, Massachusetts).
10.06.07+       Asset Purchase Agreement dated June 2, 1997 by and
                between New England Continental Media, Inc. and
                Hibernia Communications, Inc. (WPZE-AM, Boston,
                Massachusetts).
10.06.08+       Option to Purchase dated as of August 18, 1997 by and
                between Sonsinger, Inc. and Inspiration Media, Inc.
                (KKOL-AM, Seattle, Washington).
10.06.09++      Asset Purchase Agreement dated as of April 13, 1998 by
                and between New Inspiration Broadcasting Company and
                First Scientific Equity Devices Trust (KIEV-AM,
                Glendale, California) (incorporated by reference to
                Exhibit 2.01 of the previously filed Current Report on
                Form 8-K).
10.07.01+       Tower Purchase Agreement dated August 22, 1997 by and
                between Salem and Sonsinger Broadcasting Company of
                Houston, L.P.
10.07.02+       Amendment to the Tower Purchase Agreement dated
                November 10, 1997 by and between Salem and Sonsinger
                Broadcasting Company of Houston, L.P.
10.07.03+       Promissory Note dated November 11, 1997 made by
                Sonsinger Broadcasting Company of Houston, L.P. payable
                to Salem.


  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBITS
  -------                       -----------------------
10.07.04+       Promissory Note dated December 24, 1997 made by Salem
                payable to Edward G. Atsinger III.
10.07.05+       Promissory Note dated December 24, 1997 made by Salem
                payable to Stuart W. Epperson.
10.08.01+       Local Programming and Marketing Agreement dated June
                13, 1997 between Sonsinger, Inc. and Inspiration Media,
                Inc.
12.01           Statement regarding computation of ratio of earnings
                to fixed charges.
21.01           Subsidiaries of Salem.
27.01           Financial Data Schedule

-----------------
+ Incorporated by reference to the exhibit of the same number, unless otherwise noted, of Salem's Registration Statement on Form S-4
        (No. 333-41733), as amended, as declared effective by the Securities and Exchange Commission on February 9, 1998.

++ Incorporated by reference to Salem's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 1998.

(b)     Reports on Form 8-K.
        --------------------

        On September 4, 1998, the company filed a Current Report on Form 8-K, reporting Item 2, in connection with the acquisition of the assets of radio station KIEV-AM, Glendale, California.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SALEM COMMUNICATIONS CORPORATION


March 31, 1999                         By: /s/ Edward G. Atsinger III
                                           -------------------------------------
                                           Edward G. Atsinger III
                                           President and Chief Executive Officer



March 31, 1999                         By: /s/ Dirk Gastaldo
                                           -------------------------------------
                                           Dirk Gastaldo
                                           Vice President and Chief
                                           Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                Title                        Date
---------                                                -----                        ----
/s/ Edward G. Atsinger III               President and Chief Executive Officer
---------------------------------------        (Principal Executive Officer)     March 31, 1999
        Edward G. Atsinger III

/s/ Dirk Gastaldo                          Vice President and Chief Financial
---------------------------------------                 Officer                  March 31, 1999
             Dirk Gastaldo                   (Principal Financial Officer)

/s/ Eileen E. Hill                        Vice President--Accounting & Taxation
---------------------------------------      (Principal Accounting Officer)      March 31, 1999
            Eileen E. Hill

/s/ Edward G. Atsinger III                              Director
---------------------------------------                                          March 31, 1999
        Edward G. Atsinger III

/s/ Stuart W. Epperson                                  Director
---------------------------------------                                          March 31, 1999
          Stuart W. Epperson

/s/ Eric H. Halvorson                                   Director
---------------------------------------                                          March 31, 1999
           Eric H. Halvorson

                                                        Director
_______________________________________                                          March 31, 1999
           Richard A. Riddle

                                                        Director
_______________________________________                                          March 31, 1999
            Roland S. Hinz

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................  F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1997 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Salem Communications Corporation

     We have audited the accompanying consolidated balance sheets of Salem Communications Corporation as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Salem Communications Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Woodland Hills, California
March 24, 1999

                        SALEM COMMUNICATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,645    $  1,917
  Accounts receivable (less allowance for doubtful accounts
     of $1,249 in 1997 and $862 in 1998)....................    12,227      14,289
  Other receivables.........................................        81          67
  Prepaid expenses..........................................       640         658
  Prepaid income taxes......................................        48          --
  Deferred income taxes.....................................     2,254       2,443
                                                              --------    --------
Total current assets........................................    16,895      19,374
Property, plant and equipment, net..........................    36,638      40,749
Intangible assets:
  Broadcast licenses........................................   138,837     167,870
  Noncompetition agreements.................................    14,593      14,593
  Customer lists and contracts..............................     4,094       4,094
  Favorable and assigned leases.............................     1,800       1,800
  Goodwill..................................................     5,999       6,689
  Other intangible assets...................................       972       2,567
                                                              --------    --------
                                                               166,295     197,613
  Less accumulated amortization.............................    46,212      55,837
                                                              --------    --------
Intangible assets, net......................................   120,083     141,776
Notes receivable from shareholders..........................        94          94
Bond issue costs............................................     4,907       4,657
Other assets................................................     6,196       1,100
                                                              --------    --------
Total assets................................................  $184,813    $207,750
                                                              ========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,050    $  1,676
  Accrued expenses..........................................       476         489
  Accrued compensation and related..........................     1,381       1,613
  Accrued interest..........................................     3,804       3,968
  Income taxes..............................................       341          89
                                                              --------    --------
Total current liabilities...................................     7,052       7,835
Long-term debt..............................................   154,500     178,610
Deferred income taxes.......................................    12,122      11,581
Other liabilities...........................................       457         623
Shareholders' equity:
  Common stock, no par value; authorized 100,000 shares;
     issued and outstanding 81,672 shares...................     5,832       5,832
  Retained earnings.........................................     4,850       3,269
                                                              --------    --------
Total shareholders' equity..................................    10,682       9,101
                                                              --------    --------
Total liabilities and shareholders' equity..................  $184,813    $207,750
                                                              ========    ========

See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31
                                                 -------------------------------
                                                  1996        1997        1998
                                                 -------    --------    --------
Gross broadcasting revenue.....................  $65,141    $ 74,830    $ 85,411
Less agency commissions........................    6,131       6,918       7,520
                                                 -------    --------    --------
Net broadcasting revenue.......................   59,010      67,912      77,891
Operating expenses:
  Station operating expenses...................   33,463      39,626      42,526
  Corporate expenses (including $800 in
     shareholder salaries in 1996 and 1997 and
     $1,338 in shareholder salaries and bonuses
     in 1998 ).................................    4,663       6,210       7,395
  Tax reimbursements to S corporation
     shareholders..............................    2,038       1,780          --
  Depreciation and amortization................    8,394      12,803      14,058
                                                 -------    --------    --------
  Operating expenses...........................   48,558      60,419      63,979
                                                 -------    --------    --------
Operating income...............................   10,452       7,493      13,912
Other income (expense):
  Interest income..............................      523         230         291
  Gain (loss) on disposal of assets............   16,064       4,285         236
  Interest expense.............................   (7,361)    (12,706)    (15,941)
  Other expense................................     (270)       (389)       (422)
                                                 -------    --------    --------
Income (loss) before income taxes and
  extraordinary item...........................   19,408      (1,087)     (1,924)
Provision (benefit) for income taxes...........    6,655         106        (343)
                                                 -------    --------    --------
Income (loss) before extraordinary item........   12,753      (1,193)     (1,581)
Extraordinary loss on early extinguishment of
  debt (net of income tax benefit of $659 in
  1997)........................................       --      (1,185)         --
                                                 -------    --------    --------
Net income (loss)..............................  $12,753    $ (2,378)   $ (1,581)
                                                 =======    ========    ========
Pro forma information (unaudited):
Income (loss) before income taxes and
  extraordinary item as reported above.........  $19,408    $ (1,087)   $ (1,924)
Add back tax reimbursements to S Corporation
  shareholders.................................    2,038       1,780          --
                                                 -------    --------    --------
Pro forma income (loss) before income taxes and
  extraordinary item...........................   21,446         693      (1,924)
Pro forma provision (benefit) for income
  taxes........................................    8,608         278        (343)
                                                 -------    --------    --------
Pro forma income (loss) before extraordinary
  item.........................................   12,838         415      (1,581)
Extraordinary loss.............................       --      (1,185)         --
                                                 -------    --------    --------
Pro forma net income (loss)....................  $12,838    $   (770)   $ (1,581)
                                                 =======    ========    ========

                            See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON    RETAINED
                                                   STOCK     EARNINGS     TOTAL
                                                   ------    --------    -------
Shareholders' equity, January 1, 1996............  $5,832    $ 7,450     $13,282
Net income.......................................             12,753      12,753
Shareholder distributions........................     --      (5,501)     (5,501)
                                                   ------    -------     -------
Shareholders' equity, December 31, 1996..........  5,832      14,702      20,534
Net loss.........................................     --      (2,378)     (2,378)
Shareholder distributions........................     --      (7,474)     (7,474)
                                                   ------    -------     -------
Shareholders' equity, December 31, 1997..........  5,832       4,850      10,682
Net loss.........................................     --      (1,581)     (1,581)
                                                   ------    -------     -------
Shareholders' equity, December 31, 1998..........  $5,832    $ 3,269     $ 9,101
                                                   ======    =======     =======

See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1996        1997         1998
                                                            --------    ---------    --------
OPERATING ACTIVITIES
Net income (loss).........................................  $ 12,753    $  (2,378)   $ (1,581)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................     8,394       12,803      14,058
  Amortization of bank loan fees..........................       109          175          42
  Amortization of bond issue costs........................        --          126         531
  Deferred income taxes...................................     6,133       (1,022)       (730)
  (Gain) loss on sale of assets...........................   (16,064)      (4,285)       (236)
  Loss on early extinguishment of debt....................        --        1,844          --
  Changes in operating assets and liabilities:
    Accounts receivable...................................    (1,370)      (1,572)     (2,048)
    Prepaid expenses and other current assets.............      (111)        (473)        (18)
    Accounts payable and accrued expenses.................       258        1,844       1,035
    Other liabilities.....................................       270           78         166
    Income taxes..........................................       123          174        (204)
                                                            --------    ---------    --------
Net cash provided by operating activities.................    10,495        7,314      11,015
INVESTING ACTIVITIES
  Capital expenditures....................................    (6,982)      (7,521)     (7,360)
  Purchases of radio stations.............................   (21,160)     (19,436)    (33,682)
  Deposits on radio station acquisitions..................    (6,314)      (4,907)      4,907
  Proceeds from disposal of property, plant and equipment
    and intangible assets.................................    15,867        5,120       4,226
  Other assets............................................      (334)         418         147
                                                            --------    ---------    --------
Net cash used in investing activities.....................   (18,923)     (26,326)    (31,762)
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and note
    payable to shareholder................................    23,800      222,710      40,500
  Payments of long-term debt and note payable to
    shareholder...........................................   (15,430)    (190,100)    (19,000)
  Payments of bank loan fees..............................        --       (1,025)         --
  Payments of costs related to debt refinancing...........        --         (417)         --
  Payments of bond issue costs............................        --       (5,033)       (281)
  Repayments (additions) of shareholder notes and
    repayment of accrued interest receivable--net.........     4,614          (66)       (200)
  Proceeds from shareholder notes payable.................     1,900          100          --
  Distributions to shareholders...........................    (5,501)      (7,474)         --
                                                            --------    ---------    --------
Net cash provided by financing activities.................     9,383       18,695      21,019
                                                            --------    ---------    --------
Net (decrease) increase in cash and cash equivalents......       955         (317)        272
  Cash and cash equivalents at beginning of year..........     1,007        1,962       1,645
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $  1,962    $   1,645    $  1,917
                                                            ========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest..............................................  $  6,158    $   9,523    $ 14,965
    Income taxes..........................................       400          295         591
Noncash transactions:
  Acquisition of radio station (KWRD-FM in 1996, KIEV-AM
    in 1998)
    Fair market value of assets acquired..................  $ 40,100    $      --    $ 33,210
    Debt to seller........................................   (30,500)          --      (2,810)
    Fair market value of assets exchanged.................    (8,000)          --          --
                                                            --------    ---------    --------
Cash paid (reflected in deposits on radio station
  acquisitions)...........................................  $  1,600    $      --    $ 30,400
                                                            ========    =========    ========

See accompanying notes.

                        SALEM COMMUNICATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Reorganization

     The accompanying consolidated financial statements of Salem Communications Corporation (Salem or the Company) include the Company and its wholly-owned subsidiaries. Prior to the reorganization described below (the Reorganization) the financial statements had been presented on a combined basis and included Salem, New Inspiration Broadcasting Company, Inc. (New Inspiration), Golden Gate Broadcasting Company, Inc. (Golden Gate) and Beltway Media Partners (Beltway), and all of these entities were under common control. New Inspiration and Golden Gate were S corporations for income tax purposes. Salem, New Inspiration and Golden Gate were the partners of Beltway. The combined financial statements were entitled Salem Broadcasting Entities. Pursuant to the Reorganization the financial statements have been renamed and the disclosure of common stock information has been retroactively restated for all periods presented as if the Reorganization had been completed as of the beginning of the earliest period presented. All significant intercompany balances and transactions have been eliminated.

     The Company is a holding company with substantially no assets, operations or cash flows other than its investments in subsidiaries. All of the Company's subsidiaries are Guarantors of the 9 1/2% Senior Subordinated Notes due 2007 (the Notes) discussed in Note 4. The Guarantors (i) are wholly owned subsidiaries of the Company, (ii) comprise all the Company's direct and indirect subsidiaries and (iii) have fully and unconditionally guaranteed on a joint and several basis, the Notes. The Company has not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material to investors.

     In August 1997, the Company, New Inspiration and Golden Gate effected the Reorganization pursuant to which New Inspiration and Golden Gate became wholly-owned subsidiaries of the Company, with Beltway remaining a partnership. The Company accounted for the Reorganization as a combination of entities under common control, which is a method similar to a pooling of interests. In October 1998, the Company, New Inspiration and Golden Gate contributed their partnership interests in Beltway to Salem Media of Virginia, Inc. (SMV), thereby dissolving Beltway. SMV is an indirectly wholly-owned subsidiary of the Company.

     The S Corporation status of New Inspiration and Golden Gate was terminated in the Reorganization. Prior to the Reorganization, New Inspiration and Golden Gate distributed cash and promissory notes to their respective shareholders in the aggregate amount of $8.5 million. Of such amount, $1.8 million, equal to the estimated federal and state income tax liability of the S corporation shareholders on the earnings of New Inspiration and Golden Gate, was paid by New Inspiration and Golden Gate in cash. The balance, $6.7 million representing the balance of the net income of New Inspiration and Golden Gate that had previously been taxed, but not distributed to the shareholders, was paid in the form of promissory notes. In September 1997, the Company financed the repayment of these promissory notes by an additional borrowing.

                        SALEM COMMUNICATIONS CORPORATION

Description of Business

     Salem is a domestic U.S. radio broadcast company which focuses on talk and music programming targeted at audiences interested in religious and family issues. Salem operated 45 and 43 radio stations across the United States at December 31, 1998 and 1997, respectively. The Company also owns and operates Salem Radio Network (SRN), SRN News Network (SNN), Salem Music Network (SMN) and Salem Radio Representatives (SRR). SRN, SNN and SMN are radio networks which produce and distribute talk, news and music programming to Salem's radio stations and other independent radio station affiliates. SRR sells commercial air time to national advertisers for Salem's radio stations and networks, and for independent radio station affiliates.

     The significant accounting policies of Salem are summarized below and conform with generally accepted accounting principles and reflect practices appropriate to the radio broadcasting industry.

Segments

     The Company operates in one reportable segment.

Revenue Recognition

     Revenue from radio programs and commercial advertising is recognized when broadcast. Salem's customers principally include not-for-profit charitable organizations and commercial advertisers.

     Advertising by the radio stations exchanged for goods and services is recorded as the advertising is broadcast and is valued at the fair market value of goods or services received or to be received. The value of the goods and services received in such barter transactions is charged to expense when used. Barter revenue for the years ended December 31, 1996, 1997 and 1998, was approximately $1,498,000, $1,743,000 and $2,510,000, respectively. Barter expenses were approximately the same.

Cash Equivalents

     Salem considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The recorded amount for cash and cash equivalents approximates the fair market value.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings.........................................      40 years
Office furnishings and equipment..................  5 - 10 years
Antennae, towers and transmitting equipment.......      20 years
Studio and production equipment...................      10 years
Record and tape libraries.........................      20 years
Automobiles.......................................       5 years
Leasehold improvements............................      15 years

                        SALEM COMMUNICATIONS CORPORATION

     The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets an adjustment to reduce the carrying value (if necessary) to the fair market value of the assets is recorded. No adjustments to the carrying amounts of property, plant and equipment have been made during the years ended December 31, 1996, 1997 and 1998.

Intangible Assets

     Intangible assets acquired in conjunction with the acquisition of various radio stations are being amortized over the following estimated useful lives using the straight-line method:

Broadcast licenses............................      10 - 25 years
Noncompetition agreements.....................        3 - 5 years
Customer lists and contracts..................           10 years
Favorable and assigned leases.................  Life of the lease
Goodwill......................................      15 - 40 years
Other.........................................       5 - 10 years

     The carrying value of intangibles is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio stations and businesses for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying amounts of these assets, an adjustment to reduce the carrying value (if necessary) to the fair market value of these assets is recorded. No adjustments to the carrying amounts of intangible assets have been made during the year ended December 31, 1996, 1997 and 1998.

Bond Issue Costs

     Bond issue costs are being amortized over the term of the Notes as an adjustment to interest expense.

Tax Reimbursements to S Corporation Shareholders

     "Tax reimbursements to S Corporation shareholders" represents additional salary payments made in the amount necessary to satisfy individual federal and state income tax liabilities of the S Corporation shareholders on the earnings of New Inspiration and Golden Gate prior to the Reorganization.

Income Taxes

     The Company accounts for income taxes in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 prescribes the liability method of

                        SALEM COMMUNICATIONS CORPORATION
providing for deferred income taxes. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

     Federal and state income taxes (except for 1.5% state franchise tax) have not been provided through August 12, 1997 for New Inspiration and Golden Gate because they were S Corporations and income tax attributes of S Corporations are passed through to their shareholders.

Concentrations of Business and Credit Risks

     The majority of the Company's operations are conducted in several locations across the country. The Company's credit risk is spread across a large number of customers, none of which accounted for a significant volume of revenue or outstanding receivables. The Company does not normally require collateral on credit sales; however, credit histories are reviewed before extending substantial credit to any customer. The Company establishes an allowance for doubtful accounts based on customers' payment history and perceived credit risks. Bad debts have been within management's expectations.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

2. ACQUISITIONS AND DISPOSITIONS OF ASSETS

     Pro forma information to present operating results as if the acquisitions discussed below had occurred at the beginning of the year acquired is not presented because the Company, generally, changes the programming format of the radio stations such that the source and nature of revenue and operating expenses are significantly different than they were prior to the acquisition and, accordingly, historical and pro forma financial information is not considered meaningful by management. Pro forma and historical financial information of radio stations acquired where the format was not changed is not significant to the consolidated financial position or operating results of the Company.

                        SALEM COMMUNICATIONS CORPORATION

     During the year ended December 31, 1998, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                            PURCHASE
    ACQUISITION DATE       STATION     MARKET SERVED         PRICE
    ----------------       -------     -------------     --------------
                                                         (IN THOUSANDS)
August 21, 1998..........  KKMO-AM   Tacoma, WA             $   500
August 26, 1998..........  KIEV-AM   Los Angeles, CA         33,210
October 30, 1998.........  KYCR-AM   Golden Valley, MN          500
October 30, 1998.........  KTEK-AM   Alvin, TX                2,061
                                                            -------
                                                            $36,271
                                                            =======

     The purchase price has been allocated to the assets acquired as follows:

                      ASSET                            AMOUNT
                      -----                        --------------
                                                   (IN THOUSANDS)
Property and equipment...........................     $ 4,507
Broadcast licenses...............................      29,627
Goodwill and other intangibles...................       2,137
                                                      -------
                                                      $36,271
                                                      =======

     In 1998, the Company sold the assets (principally intangibles) of radio stations KTSL-FM (Spokane, WA) for $1.3 million and KAVC-FM (Lancaster, CA) for $1.6 million.

     During the year ended December 31, 1997, the Company purchased the assets (principally intangibles) of the following radio stations:

                                                                    PURCHASE
          ACQUISITION DATE            STATION   MARKET SERVED        PRICE
          ----------------            -------   -------------    --------------
                                                                 (IN THOUSANDS)
January 21, 1997....................  WHK-AM    Cleveland, OH       $ 6,220
February 20, 1997...................  WHK-FM    Canton, OH            5,903
February 20, 1997...................  WHLO-AM   Akron, OH             1,995
February 28, 1997...................  WEZE-AM   Boston, MA            7,030
April 2, 1997.......................  KTKZ-AM   Sacramento, CA        1,385
July 18, 1997.......................  WITH-AM   Baltimore, MD         1,114
July 18, 1997.......................  WTSJ-AM   Cincinnati, OH        1,114
October 24, 1997....................  WCCD-AM   Parma, OH               700
                                                                    -------
                                                                    $25,461
                                                                    =======

                        SALEM COMMUNICATIONS CORPORATION

     The purchase price has been allocated to the assets acquired as follows:

                      ASSET                            AMOUNT
                      -----                        --------------
                                                   (IN THOUSANDS)
Property and equipment...........................     $ 3,634
Broadcast licenses and other intangibles.........      21,827
                                                      -------
                                                      $25,461
                                                      =======

     In November 1997, the Company sold the assets (principally intangibles) of radio station WPZE-AM (Boston, MA) for $5 million. Proceeds from the sale (included in other assets as a deposit at December 31, 1997) were initially being held by a qualified intermediary under a like-kind exchange agreement to preserve the Company's ability to effect a tax-deferred exchange. The Company did not effect a tax-deferred exchange and received the proceeds from the sale in 1998.

     During the year ended December 31, 1996, the Company purchased the assets (principally intangibles) (and in the case of KBIQ-FM, all of the outstanding shares of common stock) of the following radio stations:

                                                                         PURCHASE
 ACQUISITION DATE             STATION              MARKET SERVED          PRICE
 ----------------             -------              -------------      --------------
                                                                      (IN THOUSANDS)
February 1, 1996...  KTSL-FM                    Spokane, WA              $   900
February 1, 1996...  KLTE-FM                    Kirksville, MO               550
February 1, 1996...  KPRZ-FM                    Colorado Springs, CO       1,400
March 1, 1996......  KGFT-FM                    Colorado Springs, CO       3,000
March 15, 1996.....  KNUS-AM                    Denver, CO                 1,100
October 5, 1996....  KPXQ-AM                    Phoenix, AZ                6,500
October 25, 1996...  KBIQ-FM                    Colorado Springs, CO       2,825
December 6, 1996...  KKMS-AM                    Minneapolis, MN            1,894
December 30,
  1996.............  KWRD-FM                    Dallas, TX                40,100
April 3, 1996......  Standard News Network      Washington, D.C               --
August 1, 1996.....  The Word in Music          Colorado Springs, CO         120
August 23, 1996....  Morningstar Radio Network  Nashville, TN              1,232
                                                                         -------
                                                                         $59,621
                                                                         =======

     The purchase price has been allocated to the assets acquired as follows:

                      ASSET                            AMOUNT
                      -----                        --------------
                                                   (IN THOUSANDS)
Property and equipment...........................     $ 3,767
Broadcast licenses...............................      53,116
Goodwill and other intangibles...................       2,738
                                                      -------
                                                      $59,621
                                                      =======

                        SALEM COMMUNICATIONS CORPORATION

     In 1996, the Company sold the assets (principally intangibles) of radio stations WTJY-FM (Johnstown, Ohio), for $1.5 million, KLTE-FM (Kirksville, Missouri), for $550,000 and KDBX-FM (Banks, Oregon), for $14 million. In addition, KDFX-AM (Dallas, Texas), was exchanged as part of the purchase price of KWRD-FM. The Company received approximately $8 million of value of KDFX-AM towards the total purchase price of KWRD-FM of $40.1 million, resulting in a gain recognized of approximately $4.0 million.

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                        DECEMBER 31
                                                     ------------------
                                                      1997       1998
                                                     -------    -------
                                                       (IN THOUSANDS)
Land...............................................  $   325    $ 1,440
Buildings..........................................    1,477      1,417
Office furnishings and equipment...................    8,902      9,775
Antennae, towers and transmitting equipment........   25,652     25,665
Studio and production equipment....................   14,033     14,817
Record and tape libraries..........................      442        511
Automobiles........................................       68         69
Leasehold improvements.............................    3,684      3,797
Construction-in-progress...........................    4,054      8,767
                                                     -------    -------
                                                      58,637     66,258
Less accumulated depreciation......................   21,999     25,509
                                                     -------    -------
                                                     $36,638    $40,749
                                                     =======    =======

4. LONG-TERM DEBT

     Long-term debt consisted of the following at:

                                                         DECEMBER 31
                                                     -------------------
                                                       1997       1998
                                                     --------   --------
                                                       (IN THOUSANDS)
Revolving line of credit with banks................  $  2,500   $ 24,000
9 1/2% Senior Subordinated Notes due 2007..........   150,000    150,000
Obligation to acquire KIEV-AM property.............        --      2,810
Unsecured note payable to shareholder with interest
  at 9% in 1997 and 8 1/4% in 1998.................     2,000      1,800
                                                     --------   --------
                                                     $154,500   $178,610
                                                     ========   ========

     Since the note payable to banks and revolving line of credit carry floating interest rates, the carrying amount approximates their fair market value. The Notes were issued in September 1997 at par. At December 31, 1998, their fair market value was approximately $156.8 million.

                        SALEM COMMUNICATIONS CORPORATION

Revolving Line of Credit with Banks

     In September 1997, Salem entered into a new credit agreement with five banks (the Credit Agreement) to provide for borrowing capacity of up to $75 million under a revolving line of credit (reduced to $72.3 million as of December 31, 1998). The maximum amount that the Company may borrow under the Credit Agreement is limited by the Company's debt to cash flow ratio, adjusted for recent radio station acquisitions as defined in the Credit Agreement (the Adjusted Debt to Cash Flow Ratio). At December 31, 1998, the maximum Adjusted Debt to Cash Flow Ratio allowed under the Credit Agreement was 6.75 to 1.00. The Company's ability to borrow for the purpose of acquiring a radio station is further limited by the Credit Agreement in that the Company may not borrow for an acquisition if the Adjusted Debt to Cash Flow Ratio is greater than 6.00 to
1.00. At December 31, 1998, the Adjusted Debt to Cash Flow Ratio was 5.99 to 1.00, resulting in total borrowing availability (i.e., in addition to amounts already outstanding) of approximately $22.6 million, approximately $483,000 of which can currently be used for radio station acquisitions. The note evidencing the indebtedness bears interest at a fluctuating base rate plus a spread that was determined by Salem's Adjusted Debt to Cash Flow Ratio. At Salem's option, the base rate is either a bank's prime rate or LIBOR. For purposes of determining the interest rate the prime rate spread ranges from 0% to 1.75%, and the LIBOR spread ranges from 1% to 3%. At December 31, 1998, the interest rate on amounts outstanding under the Credit Agreement was 8.25%. Interest is payable quarterly. Commencing March 31, 1999, the commitment under the Credit Agreement reduces by $2.5 million quarterly through December 31, 2003, and by $6.25 million quarterly through June 30, 2004. The Credit Agreement expires August 31, 2004. The classification of the amounts due under the revolving line of credit in the accompanying balance sheet at December 31, 1998 is based on the terms of the Credit Agreement.

     In January 1999, the Credit Agreement was amended to increase the maximum Adjusted Debt to Cash Flow Ratio to 7.00 to 1.00 through June 29, 1999. The interest rate spreads were also amended. The prime rate spread ranges from 0% to 2.25%, and the LIBOR spread ranges from 1% to 3.5%.

     The Credit Agreement with the banks (a) provides for restrictions on additional borrowings and leases; (b) prohibits Salem, without prior approval from the banks, from paying dividends, liquidating, merging, consolidating or selling its assets or business, and (c) requires Salem to maintain certain financial ratios and other covenants. Salem has pledged all of its assets as collateral under the Credit Agreement. Additionally, all the Company's stock holdings in its subsidiaries are pledged as collateral.

     In September 1997, in connection with the issuance of the Notes and the Credit Agreement the Company repaid all amounts due under its previous revolving line of credit with the banks. The Company wrote off certain deferred financing costs and terminated all of its interest rate swap and cap agreements associated with the line of credit (see Note 5). The write-off and termination fees of $1,185,000, net of a $659,000 income tax benefit, was recorded as an extraordinary item in the accompanying statement of operations for the year ended December 31, 1997.

                        SALEM COMMUNICATIONS CORPORATION

9 1/2% Senior Subordinated Notes due 2007

     The Notes bear interest at 9 1/2% per annum, with interest payment dates on April 1 and October 1, commencing April 1, 1998. Principal is due on the maturity date, October 1, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 2002, at the redemption prices specified in the indenture. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors (the Company's subsidiaries). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness, including the Company's obligations under the Credit Agreement. The indenture limits the incurrence of additional indebtedness by the Company, the payment of dividends, the use of proceeds of certain asset sales, and contains certain other restrictive covenants affecting the Company. In March 1998, the Company consummated an exchange offer for the original notes (Original Notes) which were issued in September 1997. The exchange offer commenced when the Company's registration statement under the Securities Act of 1933 was declared effective. The Notes are identical in all material respects to the Original Notes except that the Notes do not contain terms with respect to transfer restrictions. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by the Guarantors. The Notes are in general freely transferable without further registration under the Securities Act of 1933.

Other Debt

     In August 1998, in connection with the Company's acquisition of KIEV-AM, the Company agreed to lease the real property on which the station's towers and transmitter are located for $10,000 per month. The Company also agreed to purchase the property for $3 million in February 2000. The Company recorded this transaction in a manner similar to a capital lease. The amount recorded as a long-term obligation at December 31, 1998, represents the present value of the future commitments under the lease and purchase contract, discounted at 8.5%.

     At December 31, 1998 and 1997, the Company owed $1.8 million and $2 million, respectively, to one of its shareholders. Interest is payable monthly. The note is payable upon demand by the shareholder. The Company intends to refinance the borrowing if demanded by the shareholder with the proceeds from a borrowing under the Credit Agreement. Accordingly, the amount is reflected as long-term debt in the accompanying balance sheet at December 31, 1998, consistent with the terms of the Credit Agreement.

                        SALEM COMMUNICATIONS CORPORATION

Maturities of Long-Term Debt

     Principal repayment requirements under all long-term debt agreements outstanding at December 31, 1998, for each of the next five years and thereafter are as follows:

1999.........................................  $     --
2000.........................................     2,810
2001.........................................        --
2002.........................................        --
2003.........................................     3,500
Thereafter...................................   172,300
                                               --------
                                               $178,610
                                               ========

5. INTEREST RATE CAP AND SWAP AGREEMENTS

     In 1996 and 1997 Salem had entered into interest rate swap and cap agreements to reduce the impact of changes in interest rates on its floating-rate long-term debt. In September 1997, in connection with the issuance of the Notes and the Credit Agreement the Company terminated all of its interest rate swap and cap agreements for aggregate fees of $417,000. The Company wrote off these costs (unamortized swap fee of $201,000 and the swap termination fee of $417,000) in September 1997. This write-off, net of income tax benefit, was included in the extraordinary loss in the accompanying statement of operations for the year ended December 31, 1997 (see Note 4).

6. INCOME TAXES

     As discussed in Note 1, prior to the Reorganization, New Inspiration and Golden Gate were S Corporations for income tax purposes. Accordingly, any federal and state income tax liability on net income of the S Corporations has been the liability of shareholders of the S Corporations. The S Corporation status of New Inspiration and Golden Gate was terminated in the Reorganization, which was effective August 13, 1997, and the income of New Inspiration and Golden Gate will thereafter be subject to federal and state income taxes. The accompanying consolidated statements of operations include an unaudited pro forma income tax adjustment, using an estimated combined effective tax rate of approximately 40%, to reflect the estimated income tax expense of the Company as if New Inspiration and Golden Gate had been subject to federal and state income taxes for the periods presented. In connection with the Reorganization, which resulted in the termination of the S Corporation status of New Inspiration and Golden Gate, the Company recorded a deferred tax liability and provision of approximately $609,000 in December 1997.

                        SALEM COMMUNICATIONS CORPORATION

     The consolidated provision (benefit) for income taxes for Salem consisted of the following at December 31:

                                                  1996     1997     1998
                                                 ------   -------   -----
                                                      (IN THOUSANDS)
Current:
  Federal......................................  $  189   $  (149)  $  --
  State........................................     333       618     387
                                                 ------   -------   -----
                                                    522       469     387
Deferred:
  Federal......................................   5,737    (1,162)   (467)
  State........................................     396       140    (263)
                                                 ------   -------   -----
                                                  6,133    (1,022)   (730)
Current tax benefit reflected in net
  extraordinary loss...........................      --      (659)     --
                                                 ------   -------   -----
Income tax provision (benefit).................  $6,655   $   106   $(343)
                                                 ======   =======   =====

     The consolidated deferred tax asset and liability consisted of the following at December 31:

                                                        1997      1998
                                                       -------   -------
                                                        (IN THOUSANDS)
Deferred tax assets:
  Financial statement accruals not currently
     deductible......................................  $   610   $   665
  Net operating loss, AMT credit and other
     carryforwards...................................    2,224     2,367
  State taxes........................................      197       122
                                                       -------   -------
Total deferred tax assets............................    3,031     3,154
Valuation allowance for deferred tax assets..........      (95)      (95)
                                                       -------   -------
Net deferred tax assets..............................    2,936     3,059
Deferred tax liabilities:
  Excess of net book value of property, plant and
     equipment for financial reporting purposes over
     tax basis.......................................    3,806     4,263
  Excess of net book value of intangible assets for
     financial reporting purposes over tax basis.....    8,118     7,305
  Other..............................................      880       629
                                                       -------   -------
Total deferred tax liabilities.......................   12,804    12,197
                                                       -------   -------
Net deferred tax liabilities.........................  $ 9,868   $ 9,138
                                                       =======   =======

                        SALEM COMMUNICATIONS CORPORATION

     A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income taxes, is as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    --------------------
                                                    1996    1997    1998
                                                    ----    ----    ----
Statutory federal income tax rate.................   34%    (34)%   (34)%
State income taxes, net...........................    3      49       4
Nondeductible expenses............................   --       5       7
Exclusion of income taxes of S corporations and
  the Partnership.................................   (7)    (76)     --
Change in taxable entity (S corporation to C
  corporation)....................................   --      56      --
Other, net........................................    4      10       5
                                                     --     ---     ---
                                                     34%     10%    (18)%
                                                     ==     ===     ===

     The S Corporations had book income (loss) before income taxes of $3,800,000 and $2,400,000 in 1996 and 1997, respectively. These amounts include the S Corporations' 85% ownership interest in Beltway.

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,800,000 which expire in years 2010 through 2018 and for state income tax purposes of approximately $4,600,000 which expire in years 1999 through 2013. The Company has federal alternative minimum tax credit carryforwards of approximately $147,000. For financial reporting purposes, a valuation allowance of $95,000 has been provided in 1998 and 1997 to offset a portion of the deferred tax assets related to the state net operating loss carryforwards.

7. COMMITMENTS AND CONTINGENCIES

     Salem leases various land, offices, studios and other equipment under operating leases that expire over the next 10 years. The majority of these leases are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements and except for specified increases in lease payments. Rental expense included in operating expense under all lease agreements was $3,800,000, $4,800,000 and $4,800,000 in 1996, 1997, and 1998 respectively.

                        SALEM COMMUNICATIONS CORPORATION

     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are as follows:

                                            RELATED
                                            PARTIES     OTHER      TOTAL
                                            -------    -------    -------
                                                   (IN THOUSANDS)
1999......................................  $1,102     $ 3,895    $ 4,997
2000......................................   1,102       3,421      4,523
2001......................................   1,102       2,696      3,798
2002......................................     747       2,165      2,912
2003......................................     690       1,961      2,651
Thereafter................................   1,100      10,440     11,540
                                            ------     -------    -------
                                            $5,843     $24,578    $30,421
                                            ======     =======    =======

     The Company is involved in certain legal actions and claims arising in the normal course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's consolidated financial position, operations and cash flows.

     The Company has a deferred compensation agreement with one of its officers, which provides for retirement payments to the officer for a period of ten consecutive years, if he remains employed by the Company until age 60. The retirement payments are based on a formula defined in the agreement. The estimated obligation under the deferred compensation agreement is being provided for over the service period. At December 31, 1997 and 1998, a liability of approximately $370,000 and $432,000 respectively, is included in other liabilities in the accompanying balance sheet for the amounts earned under this agreement.

8. RELATED PARTY TRANSACTIONS

     In December 1997, the Company borrowed $2 million from a shareholder pursuant to a promissory note with a revolving principal amount of up to $2.5 million. The outstanding balance on the note as of December 31, 1998 and 1997 was $1.8 million and $2 million, respectively (see Note 4). The note is a demand note which bears interest at a floating rate (8 1/4% at December 31, 1998). During the term of the note, the interest rate will at all times be 1% lower than the rate for base rate borrowings under the Company's Credit Agreement. The Company will borrow under the Credit Agreement when the shareholder demands repayment.

     In January 1998, the Company borrowed $1.5 million from another shareholder pursuant to another promissory note with a revolving principal amount of up to $2.5 million. The Company repaid all amounts outstanding in May 1998. There were no amounts outstanding at December 31, 1998 and 1997. The note is a demand note which bears interest at a floating rate. During the term of the note, the interest rate will at all times be 1% lower than the rate for base rate borrowings under the Company's Credit Agreement. The Company will borrow under the Credit Agreement when the shareholder demands repayment of any amounts outstanding.

                        SALEM COMMUNICATIONS CORPORATION

     A shareholder's trust owns real estate on which certain assets of two radio stations are located. Salem, in the ordinary course of its business, entered into two separate lease agreements with this trust. Rental expense included in operating expense for 1996, 1997 and 1998 amounted to $57,000, $57,000 and $60,000, respectively.

     Land and buildings occupied by various Salem radio stations are leased from the shareholders of Salem. Rental expense under these leases included in operating expense for 1996, 1997 and 1998 amounted to $800,000, $1,000,000 and $1,000,000, respectively.

     In October 1997, the Company assigned its contract with a tower construction company to build a broadcast tower in Houston to the principal shareholders subject to the principal shareholders obtaining financing. The principal shareholders obtained such financing on December 31, 1997 and reimbursed the Company for its costs and expenses under the contract, which amounted to approximately $3.7 million.

     At December 31, 1995, notes receivable from shareholders totaled approximately $3,400,000. The notes bore interest at the Applicable Federal Rate and were payable upon demand. In December 1996, New Inspiration and Golden Gate distributed $5.5 million to the shareholders, of which $4.8 million was used by the shareholders to repay the notes receivable and accrued interest.

     In June 1997, the Company entered into a local marketing agreement (LMA) with a corporation, Sonsinger, Inc. (Sonsinger), owned by two of Salem's shareholders for radio station KKOL-AM. The shareholders and the Company are parties to an Option to Purchase Agreement whereunder the Company has been granted an option to purchase KKOL-AM from the shareholders at any time on or before December 31, 1999 at a price equal to the lower of the cost of the station to the shareholders, $1.4 million, and its fair market value as determined by an independent appraisal. Under the LMA, Salem programs KKOL-AM and sells all the airtime. Salem retains all of the revenue and incurs all of the expenses related to the operation of KKOL-AM and incurred approximately $64,000 and $164,000 in 1997 and 1998, respectively in LMA fees to Sonsinger.

     From time to time, the Company rents an airplane and a helicopter from a company which is owned by one of the principal shareholders. As approved by the independent members of the Company's board of directors, the Company rents these aircraft on an hourly basis at below-market rates and uses them for general corporate needs. Total rental expense for these aircraft for 1996, 1997 and 1998 amounted to approximately $38,000, $60,000 and $69,000, respectively.

9. DEFINED CONTRIBUTION PLAN

     In 1993, the Company established a 401(k) defined contribution plan (the
Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, but may not exceed the annual maximum contribution limitations established by the Internal Revenue Service. The Company currently matches 10% of the amounts contributed by each participant but does not match participants' contributions in excess of 10% of their compensation per pay period. Effective January 1, 1999 the Company matches 25% of the amounts contributed by each participant but does not match participants' contributions in excess of 6% of their

                        SALEM COMMUNICATIONS CORPORATION
compensation per pay period. The Company contributed and expensed $48,000, $80,000 and $87,000 to the Plan in 1996, 1997 and 1998 respectively.

10. SUBSEQUENT EVENTS

     In January 1999, the Company purchased the assets of OnePlace, LLC (OnePlace), for $6.2 million, and all the outstanding shares of stock of CCM Communications, Inc. (CCM), for $1.9 million. OnePlace is engaged in the business of applying Internet e-commerce, consumer profiling and other information technologies in the Christian products industry. CCM publishes magazines which follow the contemporary Christian music industry. The purchases were financed primarily by an additional borrowing. The Company amended its Credit Agreement with the banks to allow for such a borrowing (see Note 4).

     In January 1999, the Company also agreed to purchase the assets of NavPress Software, Inc. (NavPress), for $550,000. NavPress develops and supplies electronic Bible and Christian reference books and Bible study software applications.

                        SALEM COMMUNICATIONS CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                                       Additions                   Deductions
                                                  ------------------------    -------------------------
                                   Balance at     Charged to    Charged to                   Balance at
                                  Beginning of     cost and       other        Bad debt        End of
Description                          Period        expenses      accounts     write-offs       Period
------------------------------    ------------    ----------    ----------    ----------     ----------
                                                        (dollars in thousands)
Year Ended  December  31, 1996 ...   $   704       $ 1,067         $-         $  (766)        $ 1,005
Allowance for doubtful accounts

Year Ended  December  31, 1997 ...     1,005         1,283          -          (1,039)          1,249
Allowance for doubtful accounts

Year Ended  December  31, 1998 ...     1,249         2,087          -          (2,474)            862
Allowance for doubtful accounts


                        SALEM COMMUNICATIONS CORPORATION

                               INDEX TO EXHIBITS

                                                                       SEQUENTIALLY
 EXHIBIT                                                                NUMBERED
 NUMBER          DESCRIPTION                                             PAGES
 -------         -----------                                           ------------
4.08            Amendment No. 2 and Consent No. 2, dated as of January
                22, 1999, to the Credit Agreement, dated as of
                September 25, 1997, by and among Salem, The Bank of New
                York, as Administrative Agent for the Lenders, Bank of
                America NT&SA, as documentation agent, and the Lenders.

10.05.22        Antenna/tower lease between South Texas Broadcasting,
                Inc. (KKHT-FM/Houston-Galveston, Texas) and Sonsinger
                Broadcasting Company of Houston, LP expiring 2008.

10.05.23        Antenna/tower lease between Inspiration Media of Texas,
                Inc. (KTEK-AM/Alvin, Texas) and The Atsinger Family Trust and The Stuart W. Epperson Revocable Living Trust expiring
                2009.

12.01 Statement regarding computation of ratio of earnings to fixed charges.

21.01           Subsidiaries of Salem.

27.01           Financial Data Schedule