Form 10-K405/A
period 1998-12-31
SALEM COMMUNICATIONS CORP /CA/
filed 1999-06-08
CIK 1049664

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

================================================================================

     The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth below.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Our consolidated financial statements are not directly comparable from period to period because of our acquisition and disposition of radio stations. See note 2 to our consolidated financial statements.

     The principal sources of our revenue are:

          - the sale of block program time, both to national and local program producers,

          - the sale of advertising time on our radio stations, both to national and local advertisers, and

          - the sale of advertising time on our national radio network.

     The following table shows gross revenue, the percentage of gross revenue for each revenue source and net revenue.

                                              YEAR ENDED DECEMBER 31
                               -----------------------------------------------------
                                    1996               1997               1998
                               ---------------    ---------------    ---------------
                                                        (DOLLARS IN THOUSANDS)
Block program time:
  National...................  $26,610    40.8%   $27,664    37.0%   $30,337    35.5
  Local......................   10,869    16.7     11,392    15.2     12,558    14.7
                               -------   -----    -------   -----    -------   -----
                                37,479    57.5     39,056    52.2     42,895    50.2
Advertising:
  National...................    4,088     6.3      3,621     4.8      4,458     5.2
  Local......................   17,416    26.7     21,143    28.3     26,106    30.6
                               -------   -----    -------   -----    -------   -----
                                21,504    33.0     24,764    33.1     30,564    35.8
Infomercials(1)..............       --      --      3,819     5.1      4,121     4.8
Salem Radio Network..........    5,270     8.1      6,186     8.3      6,053     7.1
Other........................      888     1.4      1,005     1.3      1,778     2.1
                               -------   -----    -------   -----    -------   -----
Gross revenue................   65,141   100.0%    74,830   100.0%    85,411   100.0
                                         =====              =====              =====
Less agency commissions......    6,131              6,918              7,520
                               -------            -------            -------
Net revenue..................  $59,010            $67,912            $77,891
                               =======            =======            =======

---------------
(1) Prior to 1997, classification of revenue (as national program, national advertising, local program or local advertising) from infomercials was determined at the discretion of local station general managers. In 1997, we began including revenue from infomercials in a separate category in order to establish uniformity of classification of revenue.

    Our revenue is affected primarily by the program rates our radio stations charge and by the advertising rates our radio stations and network charge. The rates for block program time are based upon our stations' ability to attract audiences that will support the program producers through contributions and purchases of their products. Advertising rates are based upon the demand for advertising time, which in turn is based on our stations' and network's ability to produce results for its advertisers. Each of our radio stations and our network have a general pre-determined level of time that they make available for block programs and/or advertising, which may vary at different times of the day.

     In recent years, we have begun to place greater emphasis on the development of local advertising in all of our markets. We encourage general managers and sales managers to increase advertising revenue. We can create additional advertising revenue in a variety of ways, such as removing block programming that generates marginal audience response, adjusting the start time of programs to add advertising in more desirable time slots and increasing advertising rates.

     As is typical in the radio broadcasting industry, our second and fourth quarter advertising revenue generally exceeds our first and third quarter advertising revenue. Quarterly revenue from the sale of block program time does not tend to vary, however, since program rates are generally set annually.

     Our cash flow is affected by a transition period experienced by radio stations we have acquired that previously operated with formats other than a religious and family issues format. This transition period, which usually lasts less than a year, is when we develop the radio station's program customer and listener base. During this period, these stations typically generate negative or insignificant cash flow.

     In the broadcasting industry, radio stations often utilize trade or barter agreements to exchange advertising time for goods or services (such as other media advertising, travel or lodging), in lieu of cash. In order to preserve the sale of our advertising time for cash, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold most of our advertising time for cash. In 1998, we sold 92% of our advertising time for cash. In addition, it is our general policy not to preempt advertising paid for in cash with advertising paid for in trade.

     The primary operating expenses incurred in the ownership and operation of our radio stations include employee salaries and commissions, and facility expenses (for example, rent and utilities). In addition to these expenses, our network incurs programming costs and lease expenses for satellite communication facilities. We also incur and will continue to incur significant depreciation, amortization and interest expense as a result of completed and future acquisitions of radio stations and existing and future borrowings.

     Our consolidated statements of operations for periods prior to 1998 have included an operating expense called "tax reimbursements to S corporation shareholders." These amounts represent the income tax liabilities of our principal stockholders created by the income of New Inspiration and Golden Gate, which were both S corporations prior to our August 1997 reorganization. We consider the nature of this operating expense to be essentially equivalent to an income tax provision. In August 1997, New Inspiration and Golden Gate became wholly-owned subsidiaries of Salem. From this date, pretax income of New Inspiration and Golden Gate is included in our consolidated income tax return and in our computation of the income tax provision included in our consolidated statements of operations.

     The performance of a radio broadcasting company, such as Salem, is customarily measured by the ability of its stations to generate broadcast cash flow and EBITDA. We define broadcast cash flow as net operating income before depreciation and amortization and corporate expenses. We define EBITDA as net operating income before depreciation and amortization. For periods prior to 1998, broadcast cash flow and EBITDA are calculated using net operating income before tax reimbursements to S corporation shareholders.

     Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to and not a substitute for our results of operations presented on the basis of generally accepted accounting principles, we believe that broadcast cash flow and EBITDA are useful because they are generally recognized by the radio broadcasting industry as measures of performance and are used by analysts who report on the performance of broadcast companies. These measures are not necessarily comparable to similarly titled measures employed by other companies.

     In the following discussion of our results of operations, we compare our results between periods on an as reported basis (that is, the results of operations of all radio stations and network formats owned or operated at any time during either period) and on a "same station" basis. We include in our same station comparisons the results of operations of radio stations and network formats that:

     - we own or operate for all of both periods;

     - we acquire or begin to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) is in a market in which we already own or operate a radio station or network format and (ii) is integrated with the existing station or network format for our internal financial reporting purposes; or

     - we sell or cease to operate at any time after the beginning of the first relevant comparison period if the station or network format (i) was integrated with another station or network format in a market for our internal financial reporting purposes prior to the sale or cessation of operations and (ii) we continue to own or operate the other station or network format following the sale or cessation of operations.

We include in our same station comparisons the results of operations of our integrated stations and network formats from the date that we acquire or begin to operate them or through the date that we sell or cease to operate them, as the case may be.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased $10.0 million or 14.7% to $77.9 million in 1998 from $67.9 million in 1997. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1998 and 1997 provided $1.5 million of the increase. On a same station basis, net revenue improved $8.5 million or 12.7% to $75.3 million in 1998 from $66.8 million in 1997. Included in this same station comparison are the results of three stations that we acquired in 1998 for a total purchase price of $3.1 million, four stations that we acquired or began to operate in 1997 for a total purchase price of $4.9 million and one station that we sold in 1997 for $5.0 million. The improvement was primarily due to an increase in revenue at the radio stations we acquired in 1996 that previously operated with formats other than a religious and family issues format, an increase in program rates and, to a lesser extent, an increase in advertising time and improved selling efforts at both the national and local level. Revenue from advertising as a percentage of our gross revenue increased from 33.1% in 1997 to 35.8% in 1998. Revenue from block program time as a percentage of our gross revenue decreased from 52.2% in 1997 to 50.2% in 1998. This change in our revenue mix is primarily due to our efforts to develop more local advertising sales in all of our markets.

     Station Operating Expenses. Station operating expenses increased $2.9 million or 7.3% to $42.5 million in 1998 from $39.6 million in 1997. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1998 and 1997 accounted for $400,000 of the increase. On a same station basis, station operating expenses increased $2.5 million or 6.4% to $41.3 million in 1998 from $38.8 million in 1997, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period. This increase was offset in part by a one-time credit of $453,000 that we recorded in 1998. The credit related to music licensing fees and represented the proceeds of a settlement between us and the two largest performance rights organizations.

     Broadcast Cash Flow. Broadcast cash flow increased $7.1 million or 25.1% to $35.4 million in 1998 from $28.3 million in 1997. As a percentage of net revenue, broadcast cash flow increased to 45.4% in 1998 from 41.7% in 1997. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format and the one-time credit for music licensing fees. Acquired and reformatted radio stations typically produce low margins during the first few years following conversion from a non-religious format to a religious and family issues format. Broadcast cash flow margins improve as we implement scheduled program rate increases and increase advertising revenue on our stations. On a same station basis, broadcast cash flow improved $6.0 million or 21.4% to $34.0 million in 1998 from $28.0 million in 1997.

     Corporate Expenses. Corporate expenses increased $1.2 million or 19.4% to $7.4 million in 1998 from $6.2 million in 1997, primarily due to bonuses totaling $538,000 paid to our president and to our chairman of the board in 1998 and additional personnel and overhead costs associated with radio station acquisitions in 1998.

     EBITDA. EBITDA increased $5.9 million or 26.7% to $28.0 million in 1998 from $22.1 million in 1997. As a percentage of total revenue, EBITDA increased to 35.9% in 1998 from 32.5% in 1997. The increase is primarily attributable to the improved performance of radio stations acquired in 1996 and 1997 that previously operated with formats other than a religious and family issues format and the one-time credit for music licensing fees.

     Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million or 10.2% to $14.1 million in 1998 from $12.8 million in 1997, primarily due to radio station acquisitions consummated during 1998 and 1997.

     Other Income (Expense). Interest income was essentially unchanged for 1998 compared to 1997. Gain on disposal of assets decreased $4.1 million from $4.3 million in 1997 to $236,000 in 1998. The gain in 1997 was primarily due to the sale of WPZE-AM, Boston. Interest expense increased $3.2 million or 25.2% to $15.9 million in 1998 from $12.7 million in 1997, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1998 and 1997. Other expense was essentially unchanged for 1998 compared to 1997.

     Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was (17.8)% for 1998 and 9.8% for 1997. The effective tax rate in 1998 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and certain expenses that are not deductible for tax purposes. The effective tax rate in 1997 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and the establishment of a deferred tax liability of $609,000 resulting from our August 1997 reorganization. These effects were offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and therefore not subject to federal income taxes) prior to the reorganization.

     Net Loss. We recognized a net loss of $1.6 million in 1998, compared to a net loss of $2.4 million in 1997. Included in the net loss for 1997 is a $1.2 million extraordinary loss for the write-off of deferred financing costs and termination fees related to the repayment of our prior credit facility which we repaid in full upon issuance of our senior subordinated notes in September 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased $8.9 million or 15.1% to $67.9 million in 1997 from $59.0 million in 1996. The inclusion of revenue from the acquisitions of radio stations and revenue generated from local marketing agreements entered into during 1997 and 1996 provided $5.5 million of the increase. On a same station basis, net revenue improved $3.4 million or 6.2% to $58.4 million in 1997 from $55.0 million in 1996 due primarily to an increase in program rates and, to a lesser extent, an increase in advertising time and improved selling efforts at both the national and local level. Included in this same station comparison are the results of five stations that we acquired or began to operate in 1997 for a total purchase price of $11.9 million, one station that we sold in 1997 for $5.0 million and one station that we sold in 1996 for $1.5 million. While revenue from advertising as a percentage of our gross revenue was essentially unchanged from 1996 to 1997, revenue from local advertising as a percentage of our gross revenue increased from 26.7% in 1996 to 28.3% in 1997. Revenue from block program time as a percentage of our gross revenue decreased from 57.5% in 1996 to 52.2% in 1997. Revenue from informercials was 5.1% of gross revenue in 1997. Prior to 1997, classification of revenue (as national program, national advertising, local program or local advertising) from infomercials was determined at the discretion of local station general managers. The change in our revenue mix is primarily due to our efforts to develop more local advertising sales in all of our markets and to the effects of separate reporting of revenue from infomercials beginning in 1997.

     Station Operating Expenses. Station operating expenses increased $6.1 million or 18.2% to $39.6 million in 1997 from $33.5 million in 1996. The inclusion of expenses from the acquisitions of radio stations and expenses incurred for local marketing agreements entered into during 1997 and 1996 accounted for $4.4 million of the increase. On a same station basis, station operating expenses increased $1.7 million or 5.9% to $30.6 million in 1997 from $28.9 million in 1996, primarily due to incremental selling and production expenses incurred to produce the increased revenue in the period.

     Broadcast Cash Flow. Broadcast cash flow increased $2.8 million or 11.0% to $28.3 million in 1997 from $25.5 million in 1996. As a percentage of net revenue, broadcast cash flow decreased to 41.7% in 1997 from 43.3% in 1996. The decrease is primarily attributable to lower margins achieved by recently acquired and reformatted radio stations. On a same station basis, broadcast cash flow improved $1.7 million or 6.5% to $27.8 million in 1997 from $26.1 million in 1996.

     Corporate Expenses. Corporate expenses increased $1.5 million or 31.9% to $6.2 million in 1997 from $4.7 million in 1996, primarily due to additional personnel and overhead costs associated with radio station acquisitions in 1997 ($1.0 million), bonuses paid to corporate officers in 1997 ($85,000), the write-off of costs incurred for potential station acquisitions which were abandoned ($172,000), and expenses incurred for officers' life insurance ($277,000), in 1997.

     EBITDA. EBITDA increased $1.2 million or 5.7% to $22.1 million in 1997 from $20.9 million in 1996. As a percentage of total revenue, EBITDA decreased to 32.5% in 1997 from 35.4% in 1996. The decrease was primarily attributable to lower margins achieved by recently acquired and reformatted stations and to increased corporate expenses in 1997 as compared to 1996.

     Tax Reimbursements to S Corporation Shareholders. Tax reimbursements to S corporation shareholders decreased $200,000 or 10.0% to $1.8 million in 1997 from $2.0 million in 1996, primarily due to decreased taxable income of the S corporations as a result of the termination of the S corporation status of New Inspiration and Golden Gate in August 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased $4.4 million or 52.4% to $12.8 million in 1997 from $8.4 million in 1996, primarily due to radio station and network acquisitions consummated during 1997 and 1996.

     Other Income (Expense). Interest income decreased $293,000 to $230,000 in 1997 from $523,000 in 1996, primarily due to interest income earned in 1996 on a $14.0 million deposit from the sale of KDBX-FM, Portland. Gain on disposal of assets decreased $11.8 million from $16.1 million in 1996 to $4.3 million in 1997. The gain in 1997 was primarily due to the sale of WPZE-AM, Boston. The gain in 1996 was primarily due to the sale of KDBX-FM, Portland and KDFX-AM, Dallas. Interest expense increased $5.3 million or 71.6% to $12.7 million in 1997 from $7.4 million in 1996, primarily due to interest expense associated with additional borrowings to fund acquisitions consummated during 1997 and 1996. Other expense was essentially unchanged for 1997 compared to 1996.

     Provision (Benefit) for Income Taxes. Income tax provision (benefit) as a percentage of income (loss) before income taxes and extraordinary item (that is, the effective tax rate) was 9.8% for 1997 and 34.3% for 1996. The effective tax rate in 1997 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and the establishment of a deferred tax liability of $609,000 resulting from our August 1997 reorganization. These effects were offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and, therefore, not subject to federal income taxes) prior to the reorganization. The effective tax rate in 1996 differs from the federal statutory income tax rate of 34.0% primarily because of the effect of state income taxes and the effect of gains realized on the sale of radio stations in 1997. These effects were offset by the inclusion of income from New Inspiration and Golden Gate, which were S corporations (and, therefore, not subject to federal income taxes) prior to the reorganization.

     Net Income (Loss). We recognized a net loss of $2.4 million in 1997, compared to net income of $12.8 million in 1996. Included in the net loss for 1997 is a $1.2 million extraordinary loss for the write-off of deferred financing costs and termination fees related to the repayment of our prior credit facility which we repaid in full in September 1997.

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

     Previously we had revolving credit facilities with Messrs. Atsinger and Epperson, totaling $5 million. At December 31, 1998, $1.8 million was outstanding under the agreement with Mr. Atsinger. The outstanding balance under these credit facilities was paid in full and the notes cancelled in April 1999. The notes bore interest at a floating rate that was last set at 8%.

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

     In early 1998, we began implementing the assessment phase of our plan to address the Y2K issue in each broadcast area and have substantially completed a Y2K assessment phase of our computer, broadcast and environmental systems, redundant power systems and other critical systems including: (i) digital audio systems, (ii) traffic scheduling and billing systems, (iii) accounting and financial reporting systems and (iv) local area networking infrastructure. As part of the assessment phase, we initiated formal communication with all of our key business partners to identify their exposure to the Y2K issue. This assessment is targeting potential external risks related to the Y2K issue and is still in progress, but is expected to be completed by the end of the second quarter of 1999. Key business partners include local and national programmers and advertisers, suppliers of communication services, financial institutions and suppliers of utilities. Amounts related to the assessment phase are primarily internal costs, are expensed as incurred, have not been material to date and are not expected to be material through completion of the phase.

     The remediation phase is the next step in our plan to address the Y2K issue. Activities during this phase are in progress and include, if necessary, the actual repair, replacement or upgrade of our systems based on the findings of the assessment phase. Systems which are Y2K ready include local area networks, digital audio systems and traffic scheduling and billing systems. We have implemented a new accounting and financial reporting system which is Y2K ready. Costs related to this new system of approximately $200,000 will be included in capital expenditures.

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

     We anticipate minimal business disruption from both external and internal factors. However, possible risks include, but are not limited to, loss of power and communication links which are not subject to our control. We believe that our Y2K compliance issues from all phases of our plan will be resolved on a timely basis and that any related costs will not have a material impact on our operations, cash flows or financial condition of future periods.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SALEM COMMUNICATIONS CORPORATION


June 4, 1999                           By: /s/ Edward G. Atsinger III
                                           -------------------------------------
                                           Edward G. Atsinger III
                                           President and Chief Executive Officer



June 4, 1999                           By: /s/ Dirk Gastaldo
                                           -------------------------------------
                                           Dirk Gastaldo
                                           Vice President and Chief
                                           Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 1998 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                Title                        Date
---------                                                -----                        ----
/s/ Edward G. Atsinger III               President and Chief Executive Officer
---------------------------------------        (Principal Executive Officer)       June 4, 1999
    Edward G. Atsinger III

/s/ Dirk Gastaldo                          Vice President and Chief Financial
---------------------------------------                 Officer                    June 4, 1999
    Dirk Gastaldo                              (Principal Financial Officer)

/s/ Eileen E. Hill                        Vice President--Accounting & Taxation
---------------------------------------      (Principal Accounting Officer)        June 4, 1999
    Eileen E. Hill

/s/ Edward G. Atsinger III                              Director
---------------------------------------                                            June 4, 1999
    Edward G. Atsinger III

/s/ Stuart W. Epperson                                  Director
---------------------------------------                                            June 4, 1999
    Stuart W. Epperson

/s/ Eric H. Halvorson                                   Director
---------------------------------------                                            June 4, 1999
    Eric H. Halvorson

/s/ Richard A. Riddle                                   Director
---------------------------------------                                            June 4, 1999
    Richard A. Riddle

                                                        Director
---------------------------------------                                                  , 1999
    Roland S. Hinz

                                                        Director
---------------------------------------                                                  , 1999
    Donald P. Hodel

                                                        Director
---------------------------------------                                                  , 1999
    Joseph S. Schuchert